Form 10KSB
period 1995-10-31
ARISTO INTERNATIONAL CORP
filed 1996-01-29
CIK 782145

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                           Commission File No. 0-25296

                        ARISTO INTERNATIONAL CORPORATION
                      -----------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                            11-2706304
    -------------------                                     ------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                        152 West 57th Street, 29th Floor
                            New York, New York 10019
                      -----------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 586-2400
                               -------------------
                (Issuer's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                 ----------------------------------------------
                                (Title of Class)

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $157,627.

As of January 19, 1996, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $63,081,960, calculated on the basis of the average closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotient System-SmallCap Market on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares of the Registrant's Common Stock outstanding on January 19, 1996 was 13,490,613.

                                     PART I

ITEM 1.              DESCRIPTION OF BUSINESS

GENERAL

     Aristo International Corporation ("Aristo" or the "Company") develops entertainment and video game software for CD-ROM-based personal computer and dedicated video game platforms, with an emphasis on games that are capable of being played on networked systems. The Company also licenses proprietary software tools through its wholly-owned subsidiary, Borta, Inc. ("Borta"). Borta is a licensed developer for all major gaming platforms, including Nintendo, Sega, Sony, Atari, 3DO, Windows/Microsoft, and Macintosh/Apple.

COMPANY BACKGROUND; RECENT EVENTS

     The Company was incorporated in the state of Delaware on July 12, 1984, under the name "The Astro-Stream Corporation." On May 3, 1995, Aristo International Corporation, a New York corporation (the "Merging Corporation"), was merged (the "Merger") with and into the Company, with the Company being the surviving corporation. Pursuant to the Merger, the name of the Company was changed to "Aristo International Corporation" and the former shareholders of the Merging Corporation became the owners of 90% of the issued and outstanding common stock of the Company. Prior to the Merger, the Company had no operations.

     The Merging Corporation was incorporated in 1990 to invest in licensable and patentable consumer products for the mass market. As a development stage business, the Merging Corporation researched and developed four licensable consumer products: Hidden Eyes, patented non-prescription reading glasses; Hot 'N Not, a portable food lunch box; Tip Top, a low-cost innovation in beverage packaging; and Encore, a non-aerosol dispensing device. Since mid-1994, the Merging Corporation had focused primarily on the entertainment software business currently engaged in by the Company as outlined below.

     On July 31, 1995, the Company acquired 100% of the stock of Borta,  Inc., a
company  involved  in  the  creation  and  development  of  multimedia   digital
entertainment.

     On October 4, 1995, the Company's Common Stock commenced trading on the NASDAQ SmallCap Market under the symbol "ATSP."

INDUSTRY OVERVIEW

     During the 1994 calendar year, personal computers outsold televisions for the first time, due in large part to the explosion of the multi-media market. Interactive multi-media software incorporates the manipulation of various media in digital form, including sound, graphics, video, animation and text. Motion Picture Experts Group ("MPEG") video compression is becoming the standard means of on-line video transmission as more and more CD-ROM and computer entertainment companies and products utilize MPEG to produce full screen VHS, and better quality images.

     According to a recent survey there are currently 9.5 million Internet users in the United States, with 51% of these users accessing the Internet for the first time within the last year. To allow more people to have access to the Internet, a number of companies are currently developing network computers costing approximately $500 each that will allow people to connect to the Internet. Additionally, the major video game manufacturers are adapting their game platforms for use as home Internet terminals.

PRODUCTS

     Software Tools. Aristo is currently producing both a "Windows" palette manipulation tool and an interactive motion picture video tool.

     Development Products. The Company has active video game development contracts in force with T*HQ, Inc. (for Sega Game Gear and Nintendo Game Boy versions of "Urban Strike"), SAI (for four sports titles) and Telegames, Inc. in association with Williams (for a sports title). Revenues are generated on the game side from development contracts which are a combination of milestone-based advances and royalties on product sales. Original titles, i.e. those based on concepts created in-house, typically generate higher royalty percentages, and Aristo has three original concepts ready for development. Cross-platform conversion contracts are also written with software publishers, and are typically a one-time fee based transaction.

     The Company has recently completed development of a series of companion products to the television shows "Baywatch", "Frasier", "Melrose Place" and "Beverly Hills 90210" for Byron Preiss, Inc. These titles are now on sale in major retail chains throughout the United States.

     On-line Products. The Company has signed a Letter of Intent with PSINet, the Internet access provider, for the provision of multi-player, networked/on-line game software. The first category of games will be sports titles developed for SAI, Inc. Aristo will share in the PSINet subscription revenues, and get development fees from the publisher. The Company co-developed and co-sponsored the Rolling Stones "Voodoo Lounge" web site on the Internet (http://www.stonesworld.com).

     Compression Products. The Company is developing a line of product software which makes full use of the latest MPEG video compression technology.

COMPETITION

     The multimedia PC entertainment industry is intensely competitive with a large and ever increasing number of products being offered. This competition is strongest for the limited shelf space that major software retailers have available. The Company's strategy has been to enter into licensing and distribution agreements with major software publishers where the risks of publishing fall to the publishers who have the connections and resources to put the Company's products on the store shelves. As a developer, the Company competes with many companies, the vast majority of which are small, privately-held operations.

     Aristo  relies  on  software  publishers  for  distribution  and  marketing support. Beyond existing relationships, access to these publishers is facilitated by the Company's Advisory Board whose members include Michael Katz (former President of Atari and Sega of America), and Bobby Orbach (fifteen years of experience in software distribution).

EMPLOYEES

     Borta currently employs a development team of twenty-five engineers and graphic artists. Most of the products currently under development at Borta are based on software engines developed by Borta over the last two years. The Company is now leveraging these assets, along with licensed content, to provide the Company's game and multi-media products.

     Apart from Borta's thirty person operating center in Virginia, the Company employs a professional and administrative staff of ten people at the Company's headquarters in New York City.

     Aristo recognizes that there is strong dependency on commercial, technological and artistic talent in this business arena. To mitigate the dependency on a given individual or customer, Aristo formed a board of advisors which includes Nolan Bushnell, founder of Atari and an acknowledged pioneer in all aspects of video game-based entertainment. In addition, Borta provides the Company with a bank of proprietary software and a core team of senior engineers and graphic artists who have worked with Ron Borta for several years.


ITEM 2.              DESCRIPTION OF PROPERTY

     The Company's executive offices are located on the 29th floor of a building located at 152 West 57th Street in New York, New York, and occupy approximately 5,000 square feet of office space at that location. The Company occupies this space under a ten year lease which expires in 2002. Additionally, the Company's engineering and design facilities are located at Loudon Technology Center, Sterling, Virginia, occupying approximately 7,000 square feet at that location. This space is occupied under a three year lease which expires in 1998. The Company believes that these executive offices and engineering and design facilities are adequate for its current needs and that additional space will be available at competitive prices to provide for anticipated growth.

ITEM 3.              LEGAL PROCEEDINGS

     KELLY DRYE & WARREN VS. ARISTO INTERNATIONAL CORPORATION AND THE 439 FORMER SHAREHOLDERS OF RECORD OF THE ASTRO-STREAM CORPORATION. As a part of the merger of the Merging Corporation into The Astro-Stream Corporation (See Note 1(b) to the Financial Statements), the Company committed to obtain NASDAQ Small Cap Listing for the Common Stock of the surviving corporation. In connection with that commitment, it deposited $100,000 into an escrow account with Kelley Drye & Warren, which was to be distributed to the former Astro-Stream shareholders if the listing was not obtained and to be released back to the Company upon achieving the listing in compliance with the terms of the escrow agreement. The listing of the Common Stock on NASDAQ was obtained on September 29, 1995. A contest has developed between the parties as to whether the performance by the Company was timely. When both parties claimed the escrow, Kelley Drye & Warren, as escrow agent, filed an interpleader complaint on October 3, 1995 naming both the Company and the former Astro-Stream shareholders as defendants in the New York Supreme Court for New York County. Both the Company and the former shareholders have answered. The Company is vigorously contesting the claim of the former Astro-Stream shareholders to the funds.

     ARISTO INTERNATIONAL CORPORATION VS. PLASTIQUES DU VAL DE MARNE. For several years following its incorporation, the Company was involved in the development of a variety of consumer products, one of which was the design and manufacture of optical quality non-prescription "pince nez" style reading glasses that could be easily carried in pocket or purse. The Company originally contracted with a Paris based plastic injection molding fabricator to produce the molds and manufacture the product. This company, Plastiques du Val de Marne ("PVM"), defaulted under the contract and the Company commenced an action on June 5, 1992 in the New York Supreme Court for New York County for a recoupment of advanced payments made prior to the time it elected to terminate the contract for PVM's non-performance. The Company received a judgment for $97,891.40, which is now being enforced in France. The Company has been advised that the judgment is not subject to collateral attack in France and, therefore, expects to collect the entire amount awarded to it.

     POLYMER TECHNOLOGIES, INC. VS. ARISTO INTERNATIONAL CORPORATION. Another product that the Company attempted to develop was a lunch box that was subdivided into compartments, some of which would permit cold foods (or drinks) to remain cold while others would allow hot foods to be kept hot. The Company contracted with Polymer Technologies, Inc., a New Jersey based company, to manufacture the prototype and then the finished product. Polymer was unsuccessful in ever producing a prototype that would perform within the design parameters established by the Company. Polymer then commenced suit for damages on May 6, 1993 in the U.S. District Court for the Southern District of New York in the amount of $64,595. The Company is aggressively defending itself and believes that the case by Polymer is without merit. In addition, the Company has filed counterclaims against Polymer for amounts paid to it.

     TOM FRIED VS. BORTA, INC., BORTA ASSOCIATES, RON BORTA AND LESLIE DAVIS. This action was commenced by a former employee of Borta alleging a claim for royalties from work performed while an employee and for additional wages. This action was filed on May 12, 1995 in the Circuit Court of Fairfax County, Virginia. The Company believes the claim, which is in the amount of $118,000, is groundless, and the Company is vigorously defending this matter.


ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON STOCK
                     AND RELATED STOCKHOLDER MATTERS

     The Registrant's Common Stock, par value $0.001 per share (the "Common Stock"), commenced trading on October 4, 1995 on the NASDAQ Small Cap Market under the symbol ATSP. Prior to October 4, 1995, the Company's shares were quoted in the so called "pink sheets" in the over-the-counter market, and a market price for the shares could not be identified. For the period from October 4, 1995 through October 31, 1995, the high and low bid quotations of the Company's Common Stock on the NASDAQ SmallCap Market as reported by the National Association of Securities Dealers, was $10-1/2 and $7, respectively. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of January 19, 1996, the Company had 13,490,613 shares of Common Stock outstanding held by 782 record holders.

     The Company has never paid dividends on its Common Stock. It is the present policy of the Company to retain earnings and capital for use in its business. Any payment of dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors may deem relevant. In addition, the Company has issued and outstanding 33,350 shares of preferred stock. Pursuant to the terms of this preferred stock, so long as any shares of preferred stock are outstanding, the Company may not declare, pay, or set apart for payment any dividend on any of the shares of Common Stock of the Company, or make any payment on account of any of the shares of Common Stock, unless and until all accrued and unpaid dividends on the shares of preferred stock shall have been paid in full.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with the financial statements contained in Item 7 of this Annual Report on Form 10-KSB.

PLAN OF OPERATION

     During the next 12 months, the Company will continue the development of software for use in interactive multi-player network gaming and video conference communication on the World Wide Web and hardware as well as software for the utilization of Motion Picture Expert Group (MPEG) encoding for full screen video on Multimedia PC's. The Company will place substantial emphasis on developing relationships with software publishers and major players in the film, cable and telecommunications industries which have existing distribution systems for our products.

     During fiscal 1995, the Company began development of eleven products for four separate publishers (see Item 1 -"Products - Development Products") and signed a letter of intent with PSINet for the development of multi-player, networked/on-line game software. This development will continue through fiscal 1996, with initial product introductions planned for the second to fourth quarters.

     The Company's employee base grew from 8 full-time employees in fiscal 1994 to 36 full-time employees during fiscal 1995. The majority of this growth, approximately 25 employees, was added through the acquisition of Borta in July 1995. It is anticipated that this growth will continue in fiscal 1996 to more than 50 full-time employees. This expansion will occur primarily in the areas of game development, engineering and graphics, which will increase production capabilities of original concept games.

GENERAL

     The Company's revenues are comprised of software development fees, royalties on software products and royalties received on consumer product licenses. Cost of revenues, which include the salaries of the software programmers and engineers, as well as depreciation of the fixed assets used in the development of the software are included in research and development

     Revenue from software development contracts is recognized when prescribed milestones, as defined in the specific contracts, are reached. Royalties on software and the Company's consumer products is recognized as earned.

     The Company's financial statements do not contain a provision for income tax expense from its inception through October 31, 1995 as the Company has incurred operating losses since inception. The Company has paid minimum state and local taxes during the years, as required. As of October 31, 1995, Aristo had available unused net operating loss carry-forwards of approximately $9.8 million. These tax benefits, which may provide future tax benefits, expire in the period from 2006 to 2010 and may be subject to limitation under 382 of the Internal Revenue Code. The Company has fully reserved for these potential future tax benefits.


                         SELECTED FINANCIAL INFORMATION


                                                              Year Ended October 31,
                                             ----------------------------------------------------

                                                 1993                  1994              1995
                                             ------------         -----------         -----------
Revenues                                      $    58,334         $    16,005         $   157,627
Operating Expenses

      Selling, general administrative           1,577,812           2,141,400           3,678,823
      Research and development                     82,025              47,205             603,133
                                             ------------         -----------         -----------
              Total Operating Expenses          1,659,837           2,188,605           4,281,956
                                             ------------         -----------         -----------
Operating loss                                 (1,601,503)         (2,172,600)         (4,124,329)
Interest and other income (expense) - net         (34,807)            (56,044)              7,872
                                             ------------         -----------         -----------
Net loss                                      $(1,636,310)        $(2,228,644)        $(4,116,457)
                                             ============         ===========         ===========
Net loss per share                            $     (0.22)        $     (0.24)        $     (0.40)
                                             ============         ===========         ===========
Weighted average shares outstanding             7,574,958           9,244,593          10,388,926
                                             ============         ===========         ===========


COMPARISON OF YEAR ENDED OCTOBER 31, 1995 VS. OCTOBER 31, 1994

     Consolidated revenues for 1995 were $157,627, an increase of $141,622 as compared to 1994. Revenues from the development of software generated by the Company's subsidiary, Borta, Inc. (see Item 1) represented 94% of revenues in 1995. Royalties on the Company's consumer products represented 6% of revenues in 1995 compared to 100% of revenues in 1994.

     Selling, general and administrative expenses for the period ended October 31, 1995 increased to $3,678,823 from $2,141,400 for the period ended October 31, 1994. Approximately 13%, or $194,339, of the increase in selling, general and administrative expenses was due to an increase in travel and entertainment expenses. This increase was the result of visits to potential interactive multimedia acquisition targets. An additional 43% of the increase was due to professional and consulting fees. Accounting expenses increased $131,644, primarily due to services relating to the merger with Astro-Stream, including an audit of the three fiscal years through fiscal 1994. Consulting expenses increased $365,505 primarily due to costs associated with designing and developing a strategic plan for the interactive multimedia market. Legal fees increased $160,710 primarily due to services relating to the merger with Astro-Stream as well as increased legal services relating to transactions in the interactive multimedia marketplace.

     Borta incurred $99,325 in selling, general and administrative expenses for the three months ended October 31, 1995, the period during which Borta was a subsidiary of Aristo. These costs represent 6% of the increase in Aristo's consolidated selling, general and administrative expense in 1995. Additionally, $117,857 of deferred compensation expense, related to stock options granted to the President of Borta, was recorded during 1995. The expense, which was new in 1995, represents 8% of the increase in consolidated selling, general and administrative expenses during 1995. Other increases included $219,238 for salaries and wages related to additional executive personnel.

     Research and development expenses increased to $603,133 for the year ended October 31, 1995 from $47,205 for the year ended October 31, 1994. The increase is attributable to the development work done by Borta during the three months it was a subsidiary of the Company.

     Interest and other income (expense)-net increased to $7,872 from $(56,044) in 1994 due to the gain on the settlement of a lawsuit recorded in 1995, in the amount of $76,466 offset by an increase in interest expense on convertible term loans. The gain on the lawsuit represents the judgment by the Supreme Court of the State of New York, County of New York on January 30, 1995 in favor of the Company and further provides that the Company be paid interest from February 6, 1992. Additionally, interest accrued through the date of the judgment of $21,425 has been recorded.

COMPARISON OF YEAR ENDED OCTOBER 31, 1994 VS. OCTOBER 31, 1993

     Revenues during 1994 decreased $42,329, 73%, from $58,334 in 1993 as a result of a decline in sales of Aristo's consumer product Hidden Eyes(TM).

     Selling, general and administrative expenses for the period ended October 31, 1994 increased to $2,172,492 from $1,577,812 from the period ended October 31, 1993. Approximately 68% of the increase was due to an increase in professional and consulting fees. Accounting expenses increased $108,765 and legal fees increased $89,959, primarily due to potential acquisitions. There was a $297,963 increase in consulting expenses during 1994, primarily due to an increase in consulting fees paid to another company for the services of the Company's President. Other increases included $203,131 for salaries and wages related to additional executive personnel.

     Research and development expenses decreased to $34,820 in the year ended October 31, 1994 from $82,025 for the year ended October 31, 1993. This decrease is attributable to the completion of existing research and development projects related to low-tech consumer products and no initiation of additional development projects.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed activities with the sale of common stock and convertible notes for cash amounting to approximately
$10,082,000 and with the exchange of stock for $931,000 in products and services. The principal stockholders intend to use their best efforts to finance or obtain financing sufficient for the Company's requirements.

     Aristo has a revolving credit facility with a bank in the amount of $500,000. The term of the facility expires on May 15, 1996. As of October 31, 1995, $406,000 had been drawn upon, of which $250,000 of such credit facility is collateralized by a certificate of deposit. Consequently, if for any reason the credit facility is not renewed, the amount to be repaid by Aristo would be limited to the uncollateralized portion of the facility, which as of October 31, 1995 was $156,000. Aristo anticipates renewing this facility and has no reason to believe that the facility will not be renewed upon request. In the event that the credit facility is not renewed, Aristo presently anticipates that the facility would be repaid by the liquidation of the $250,000 collateral and from working capital.

     The Company expects to continue to increase expenditures in connection with new product development and market expansion. Based on its available cash position, its revolving credit facility and its demonstrated ability to raise capital through equity financing, the Company believes that it has sufficient resources to meet its financial requirements and operational needs over the next twelve months.

CONVERTIBLE TERM LOANS

     On July 31, 1995, the Company issued a $240,000 note ("Original Note") maturing on December 31, 1995 plus interest of $20,000. On December 29, 1995, the Company issued a new note ("New Note") for $260,000 which represents the principal and accrued interest in the Original Note. The New Note replaces and supersedes the Original Note. Under the terms of the New Note, the principal is payable on January 1, 1997 with quarterly interest payments of $13,000 payable on April 1, 1996; July 1, 1996; October 1, 1996 and January 1, 1997. On December 29, 1995 the holder of the New Note indicated its intent to convert the New Note into 47,273 shares of common stock at a conversion price of $5.50 per share effective January 1, 1997.

     On March 29, 1995, the Company issued a promissory note for cash, due on April 30, 1996, to a stockholder for $200,000, collateralized by certain of the Company's patents, bearing interest at 10% payable quarterly. On December 29, 1995, the stockholder exercised its right to convert the note into 66,667 common shares of the Company.

     On December 29, 1994, the Company issued a promissory note for cash, to a stockholder for $500,000, and on December 29, 1995 the Company issued a new note which replaces and supersedes the note dated December 29, 1994. Under the terms of the new note, the note is payable in eight monthly installments, beginning on May 1, 1996. The note bears interest at a rate equal to 10% per annum, payable on the last day of each month. The stockholder shall have the option, until May 1, 1996, to convert the note into 90,909 shares of common stock of the Company at an exercise price of $5.50 per share, in lieu of payment of principal.

ITEM 7.       FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Accountants...........................................  11

Consolidated Balance Sheets at October 31, 1994 and 1995....................  12

Consolidated  Statements  of  Operations  for  the fiscal
years ended October 31, 1994 and 1995  and the cumulative
period from June 4, 1990 (inception) to October 31, 1995....................  13

Consolidated Statements of Stockholders' Equity (Deficit)
for the fiscal years ended October 31, 1992,  1993,  1994
and  1995  and the cumulative  period  from  June 4, 1990
(inception) to October 31, 1991...........................  14

Consolidated  Statements  of Cash Flows for the fiscal
years ended  October 31, 1994 and 1995 and the cumulative
period from June 4, 1990 (inception) to October 31, 1995....................  15

Notes to Consolidated Financial Statements..................................  18

                         [COOPERS & LYBRAND Letterhead]

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Aristo International Corporation and Subsidiaries:



We have audited the accompanying consolidated balance sheets of ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES (a development stage enterprise) as of October 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years then ended and the cumulative period from June 4, 1990 (inception) to October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aristo International Corporation and Subsidiaries as of October 31, 1994 and 1995, and the consolidated results of their operations and their consolidated cash flows for the fiscal years then ended and the cumulative period from June 4, 1990 (inception) to October 31, 1995, in conformity with generally accepted accounting principles.


                                                 /s/ Coopers & Lybrand



New York, New York
December 21, 1995, except as to Notes 5(b) and 12, for which the date is January 5, 1996


ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Balance Sheets

October 31, 1994 and 1995

                      ASSETS:
                                                                                  1994              1995
                                                                                ----------       -----------
Current assets:
    Cash and cash equivalents                                              $     502,993    $     540,297
    Restricted cash                                                              336,831          442,430
    Marketable securities                                                         66,000            1,500
    Prepaid expenses and other current assets                                     20,713          236,319
                                                                           -------------    -------------
            Total current assets                                                 926,537        1,220,546

Fixed assets - at cost, net                                                       76,088          252,456
Patents, net                                                                      82,762           77,034
Capitalized software, net                                                                       7,907,937
Goodwill, net                                                                                   1,164,161
Other assets                                                                     254,211          426,195
                                                                           -------------    -------------
            Total assets                                                   $   1,339,598    $  11,048,329
                                                                           =============    =============

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
    Note payable - bank                                                    $     406,000    $     406,000
    Convertible term loans - stockholders                                                         375,000
    Payable to stockholder                                                                        500,000
    Capital leases - current                                                                       25,313
    Accounts payable and accrued expenses                                        272,463          661,045
                                                                           -------------    -------------
            Total current liabilities                                            678,463        1,967,358
                                                                           -------------    -------------

Capital leases - long term                                                                         59,209
Deferred rent                                                                    172,705          158,891
Convertible term loans - stockholders                                          1,025,000          565,000
                                                                           -------------    -------------
           Total liabilities                                                   1,876,168        2,750,458
                                                                           -------------    -------------

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, $.001 par value; authorized 1,000,000 shares;
        33,350 shares issued and outstanding in 1995                                                   33
    Common stock, $.001 par value; authorized 19,000,000 shares;
        issued and outstanding 7,955,951 and 13,199,945, respectively              7,956           13,200
    Additional paid-in capital                                                 6,279,398       21,871,438
    Deferred compensation expense                                                              (1,846,429)
    Deficit accumulated during the development stage                          (6,823,924)     (11,740,371)
                                                                           -------------    -------------

                Total stockholders' equity (deficit)                            (536,570)       8,297,871
                                                                           -------------    -------------
                Total liabilities and stockholders' equity (deficit)       $   1,339,598    $  11,048,329
                                                                           =============    =============





The accompanying notes are an integral part of these consolidated financial statements.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Operations

For the fiscal years ended October 31, 1994 and 1995 and the cumulative period from June 4, 1990 (inception) to October 31, 1995



                                                                                        Cumulative Since
                                                                                          June 4, 1990
                                                      1994                1995          (see Note 1(b))
                                                 -----------         -----------        ----------------
Royalty revenue                                  $    16,005         $     9,327        $    116,999

Production revenue                                                       148,300             148,300
                                                 -----------         -----------        ------------
        Total revenue                                 16,005             157,627             265,299
Selling, general and administrative expenses      (2,141,400)         (3,678,823)         (9,457,431)
Research and development expenses                    (47,205)           (603,133)         (1,622,853)
Interest expense                                     (46,525)           (101,237)           (234,145)
Interest and other income (expense)                   (9,519)            109,109             108,749
                                                 -----------         -----------        ------------
Net loss                                          (2,228,644)         (4,116,457)        (10,940,381)
Dividends on preferred stock                          -                   (4,585)             (4,585)
                                                 -----------         -----------        ------------
Net loss applicable to common stockholders       $(2,228,644)        $(4,121,042)       $(10,944,966)
                                                 ===========         ===========        ============
Weighted average number of common shares
outstanding                                        9,244,593          10,388,926
                                                 ===========         ===========
Net loss per share                               $    ( 0.24)        $     (0.40)
                                                 ===========         ===========






The accompanying notes are an integral part of these consolidated financial statements.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficit)

For the fiscal years ended October 31, 1992, 1993, 1994 and 1995 and for the period from June 4, 1990 (inception) to October 31, 1991




                                   Preferred Stock    Common Stock(1)      Additional
                                   ---------------    -------------         Paid-In
                                   Shares   Amount   Shares    Amount       Capital
                                   ------   ------   ------    ------       -------
Issuance of common stock for
 initial capitalization ($0.18
 per share)                                         3,334,780  $ 3,335     $596,665
Sale of Common Stock during
 November for cash ($0.12 per
 share)                                             1,764,099    1,764      218,526
Sale of stock during October
 for cash ($1.29 per share)                           155,067      155      199,845
Exchange of common stock
 during October for services
 at estimated value ($1.28
 per share)                                            78,367       78       99,922
Net loss for the year ended
 October 31, 1991
                                                    ---------- -------  -----------
    Balance, October 31, 1991                       5,332,313    5,332    1,114,958

Sale of common stock during
 the year for cash ($0.85 per
 share)                                             1,589,023    1,589    1,348,411
Sale of common stock during
 the year for cash ($1.17 per
 share)                                               235,102      235      274,765
Exchange of common stock during
 August for services at estimated
 value ($1.28 per share)                               78,367       79       99,921
Net loss for the year ended
 October 31, 1992
                                                    ---------- -------  -----------
    Balance, October 31, 1992                       7,234,805    7,235    2,838,055

Sale of common stock during the
 year for cash ($1.63 per share)                      611,932      612      999,388
Sale of common stock during the
 year for cash ($1.28 per share)                      195,085      195      249,805
Exchange of common stock during
 May for services at estimated
 value ($1.29 per share)                              116,717      117      149,883
Exchange of common stock during
 October for services at
 estimated value ($1.33 per share)                     15,006       15       19,985
Exchange of common stock during
 October for patent rights at
 estimated value ($1.28
  per share)                                           39,184       39       49,961
Purchase of treasury stock for
 cash ($0.04 per share)
Net loss for the year ended
 October 31, 1993
                                                    ---------- -------  -----------
    Balance, October 31, 1993                        8,212,729   8,213    4,307,077

Sale of common stock during the
 year for cash ($1.46 per share)                     1,030,447   1,030    1,498,970
Exchange of common stock during
 January for services at
 estimated value ($1.33 per share)                      15,007      15       19,985
Exchange of common stock during
 January for services at
 estimated value ($1.46 per share)                      34,181      34       49,966
Conversion of note payable and
 accrued interest into common
 stock ($1.53 per share)                               171,741     172      261,892
Conversion of note payable into
 common stock ($1.26 per share)                        159,236     159      199,841
Repayment of stock subscription
 receivable
Retirement of treasury stock
 during October                                     (1,667,390) (1,667)     (58,333)
Net loss for the year ended
 October 31, 1994
                                                    ---------- -------  -----------
    Balance, October 31, 1994                        7,955,951   7,956    6,279,398

Conversion of note payable
 into common stock ($1.23
 per share)                                            834,529     835    1,024,165
Sale of common stock during
 November for cash ($1.53
 per share)                                            235,936     236      359,764
Sale of common stock during
 March for cash ($2.22
 per share)                                            450,195     450      999,550
Exchange of common stock in
 March for graphic illustrations
 ($2.22 per share)                                     115,050     115      255,440
Issuance of common stock per
 anti-dilution provision                                38,350      38          (38)
Sale of preferred stock
 during May for cash
 ($3.00 per share)                   33,350    $33                          100,017
Equity acquired from the
 reverse acquisition with
 Astro-Stream                                        1,098,997   1,099      806,205
Issuance of common stock
 as a result of the
 acquisition of Borta
 ($4.67 per share)                                   1,818,182   1,818    8,498,182
Grant of common stock ($5.50
 per share)                                            357,143     357    1,963,929
Sale of common stock during
 August for cash ($4.50
 per share)                                             66,666      67      299,933
Sale of common stock during
 August for cash ($5.50
 per share)                                             93,500      94      514,156
Exchange of common stock in
 August for consulting
 services ($6.50 per share)                             25,000      25      162,475
Exchange of common stock in
 August for consulting
 services ($5.75 per share)                              3,687       4       21,196
Exchange of common stock in
 August for consulting
 services ($5.50 per share)                                395       0        2,172
Sale of common stock during
 September for cash ($5.50
 per share)                                             96,364      96      529,904
Sale of common stock during
 October for cash ($5.50
 per share)                                             10,000      10       54,990
Amortization of deferred
 compensation expense
Dividend on preferred stock
Net loss for the period ended
 October 31, 1995
                                     ------  -----  ---------- -------  -----------
    Balance, October 31, 1995        33,350    $33  13,199,945 $13,200  $21,871,438
                                     ======  =====  ========== =======  ===========


1 All common share information has been restated since inception to reflect the conversion of the outstanding shares of Aristo's common stock into 90% of the common stock of Astro-Stream, pursuant to the merger agreement. The accompanying notes are an integral part of these consolidated financial statements.



                                (1 of 2 Page 14)


                                   Deficit                    Common Stock
                                  Accumulated                    Held in
                                  During  the    Deferred        Treasury           Stock
                                  Development  Compensation -------------------   Subscription
                                    Stage        Expense    Shares       Amount    Receivable      Total
                                  ----------     ---------  ------       ------    ----------      -----
Issuance of common stock for
 initial capitalization ($0.18
 per share)                                                                                      $ 600,000
Sale of common stock during
 November for cash ($0.12 per
 share)                                                                                            220,290
Sale of stock during October
 for cash ($1.29 per share)                                                                        200,000
Exchange of common stock
 during October for services
 at estimated value ($1.28
 per share)                                                                                        100,000
Net loss for the year ended
 October 31, 1991                $(1,478,158)                                                   (1,478,158)
                                 -----------                                                    ----------
    Balance, October 31, 1991     (1,478,158)                                                     (357,868)

Sale of common stock during
 the year for cash ($0.85 per
 share)                                                                                          1,350,000
Sale of common stock during
 the year for cash ($1.17 per
 share)                                                                                            275,000
Exchange of common stock during
 August for services at estimated
 value ($1.28 per share)                                                                           100,000
Net loss for the year ended
 October 31, 1992                 (1,480,812)                                                   (1,480,812)
                                 -----------                                                    ----------
    Balance, October 31, 1992     (2,958,970)                                                     (113,680)

Sale of common stock during the
 year for cash ($1.63 per share)                                                   $(80,000)       920,000
Sale of common stock during the
 year for cash ($1.28 per share)                                                                   250,000
Exchange of common stock during
 May for services at estimated
 value ($1.29 per share)                                                                           150,000
Exchange of common stock during
 October for services at
 estimated value ($1.33 per share)                                                                  20,000
Exchange of common stock during
 October for patent rights at
 estimated value ($1.28
  per share)                                                                                        50,000
Purchase of treasury stock for
 cash ($0.04 per share)                                   (1,667,390)    $(60,000)                 (60,000)
Net loss for the year ended
 October 31, 1993                 (1,636,310)                                                   (1,636,310)
                                 -----------               ---------    ---------  --------     ----------
    Balance, October 31, 1993     (4,595,280)             (1,667,390)     (60,000)  (80,000)      (419,990)

Sale of common stock during the
 year for cash ($1.46 per share)                                                                 1,500,000
Exchange of common stock during
 January for services at
 estimated value ($1.33 per share)                                                                  20,000
Exchange of common stock during
 January for services at
 estimated value ($1.46 per share)                                                                  50,000
Conversion of note payable and
 accrued interest into common
 stock ($1.53 per share)                                                                           262,064
Conversion of note payable into
 common stock ($1.26 per share)                                                                    200,000
Repayment of stock subscription
 receivable                                                                          80,000         80,000
Retirement of treasury stock
 during October                                            1,667,390       60,000                       --
Net loss for the year ended
 October 31, 1994                 (2,228,644)                                                   (2,228,644)
                                  -----------              ---------    ---------  --------     ----------
    Balance, October 31, 1994     (6,823,924)                     --           --        --       (536,570)

Conversion of note payable
 into common stock ($1.23
 per share)                                                                                      1,025,000
Sale of common stock during
 November for cash ($1.53
 per share)                                                                                        360,000
Sale of common stock during
 March for cash ($2.22
 per share)                                                                                      1,000,000
Exchange of common stock in
 March for graphic illustrations
 ($2.22 per share)                                                                                 255,555
Issuance of common stock per
 anti-dilution provision                                                                                --
Sale of preferred stock
 during May for cash
 ($3.00 per share)                                                                                 100,050
Equity acquired from the
 reverse acquisition with
 Astro-Stream                       (795,405)                                                       11,899
Issuance of common stock
 as a result of the
 acquisition of Borta
 ($4.67 per share)                                                                               8,500,000
Grant of common stock ($5.50
 per share)                                    $(1,964,286)                                             --
Sale of common stock during
 August for cash ($4.50
 per share)                                                                                        300,000
Sale of common stock during
 August for cash ($5.50
 per share)                                                                                        514,250
Exchange of common stock in
 August for consulting
 services ($6.50 per share)                                                                        162,500
Exchange of common stock in
 August for consulting
 services ($5.75 per share)                                                                         21,200
Exchange of common stock in
 August for consulting
 services ($5.50 per share)                                                                          2,172
Sale of common stock during
 September for cash ($5.50
 per share)                                                                                        530,000
Sale of common stock during
 October for cash ($5.50
 per share)                                                                                         55,000
Amortization of deferred
 compensation expense                              117,857                                         117,857
Dividend on preferred stock           (4,585)                                                       (4,585)
Net loss for the period ended
 October 31, 1995                 (4,116,457)                                                   (4,116,457)
                                 -----------    ----------   -------    ---------  --------     ----------
    Balance, October 31, 1995   $(11,740,371)  $(1,846,429)       --           --        --     $8,297,871
                                 ===========    ==========   =======    =========  ========     ==========


                                (2 of 2 Page 14)

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows

For the fiscal years ended October 31, 1994 and 1995 and the cumulative period from June 4, 1990 (inception) to October 31, 1995


                                                                                                                       Cumulative
                                                                                                                          Since
                                                                                                                       June 4, 1990
                                                                                     1994              1995          (see Note 1(b))
                                                                                -----------      ------------         ------------
Cash flows from operating activities:
 Net loss during development stage                                              $(2,228,644)      $(4,116,457)        $(10,940,381)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      21,407           481,817              540,602
  Expenses paid by issuance of common stock                                          70,000           441,428            1,481,428
  Deferred royalty income                                                            (8,333)
  Deferred rent                                                                      29,600           (13,814)             158,891
  Loss on disposal of fixed asset                                                                                           19,200
  Net realized loss on sale of marketable securities                                 31,092            20,753               51,845
  Net unrealized gain on marketable securities                                       (6,713)           (1,000)              (7,713)
  Changes in assets and liabilities:
    Increase in prepaid expenses and other current assets                           (16,408)         (159,573)            (180,286)
    (Decrease) increase in accounts payable and accrued expenses                   (122,091)          232,427              516,954
                                                                                -----------      ------------         ------------
        Net cash used in operating activities                                    (2,230,090)       (3,114,419)          (8,359,460)
                                                                                -----------      ------------         ------------
Cash flows from investing activities:
 Investment in Borta net of cash acquired                                                            (238,615)            (238,615)
 Expenditures for equipment, leasehold improvements,
  patents and organization costs                                                    (41,203)         (156,442)            (346,247)
 Purchases of marketable securities                                                (414,516)       (1,103,085)          (1,517,601)
 Sales of marketable securities                                                     324,137         1,147,832            1,471,969
 Purchase of computer software                                                                       (110,000)            (110,000)
 Increase in other assets                                                          (232,119)         (174,953)            (426,194)
 Increase in restricted cash                                                                         (105,599)            (442,430)
                                                                                -----------      ------------         ------------
        Net cash used in investing activities                                      (363,701)         (740,862)          (1,609,118)
                                                                                -----------      ------------         ------------
Cash flows from financing activities:
 Net (repayments) proceeds from notes payable - bank                                (39,500)          (46,143)             359,857
 Proceeds from notes payable - stockholders                                                                                793,500
 Repayments of notes payable - stockholders                                        (160,000)                              (343,500)
 Capital leases                                                                                        84,522               84,522
 Proceeds acquired in connection with Astro-Stream merger                                              59,494               59,494
 Proceeds from issuance of preferred stock                                                            100,050              100,050
 Proceeds from issuance of common stock                                           1,580,000         2,759,247            7,554,537
 Proceeds from issuance of convertible term loans                                 1,025,000           940,000            1,965,000
 Purchase of treasury stock                                                                                                (60,000)
 Dividends on preferred stock                                                                          (4,585)              (4,585)
                                                                                -----------      ------------         ------------
        Net cash provided by financing activities                                 2,405,500         3,892,585           10,508,875
                                                                                -----------      ------------         ------------

        Net (decrease) increase in cash and cash equivalents                       (188,291)           37,304              540,297

Cash and cash equivalents, beginning of period                                      691,284           502,993
                                                                                -----------      ------------         ------------

     Cash and cash equivalents, end of period                                   $   502,993       $   540,297          $   540,297
                                                                                ===========      ============         ============



The accompanying notes are an integral part of these consolidated financial statements.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows, continued

                                                                                 Cumulative
                                                                                   Since
                                                         1994          1995     June 4, 1990
                                                    ----------    ----------    ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                        $  63,629     $  101,237     $  171,749
                                                    =========     ==========     ==========
    Income taxes                                    $   6,031     $    5,178     $   19,626
                                                    =========     ==========     ==========


Supplemental schedule of noncash investing and financing activities:

The Company, on June 4, 1990, issued 3,334,780 shares of common stock in exchange for technical know-how and patents valued at $600,000.

During October 1993, the Company issued 39,184 shares of common stock in exchange for the rights to a patent valued at $50,000.

During 1994, notes payable of $250,000 and $12,064 of accrued interest thereon were converted into 171,741 shares of common stock.

During 1994, a note payable of $200,000 was converted into 159,236 shares of common stock.

During 1994, the Company retired 1,667,390 shares of treasury stock valued at $60,000.

During 1995, convertible term loans of $1,025,000 were converted into 834,529 shares of common stock.

During 1995, the Company issued 115,050 shares of common stock in exchange for original graphic illustrations valued at $255,555.

In  connection   with  the  Merger  with   Astro-Stream,   the  Company  assumed
    liabilities of $47,595 and acquired cash of $59,494.





The accompanying notes are an integral part of these consolidated financial statements.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows, continued

The Company purchased all of the capital stock of Borta, Inc. The details of the business acquired are as follows:


   Fair value of current assets acquired                      $   67,418
   Fair value of fixed assets acquired                            43,258
   Intangible assets of business acquired:
        Capitalized software                                   8,086,750
        Excess of cost over net assets acquired (goodwill)     5,008,049
   Deferred tax liability                                     (3,800,772)
   Liabilities assumed                                          (104,703)
   Intercompany payable to the Company                           (50,000)
                                                              ----------
        Total purchase price consideration                     9,250,000
   Common stock issued                                         8,500,000
                                                              ----------
        Total cash to be paid to seller                          750,000
   Liabilities to former stockholder                             500,000
                                                              ----------
        Cash paid to sellers at closing of the acquisition       250,000
   Less, cash acquired                                            11,385
                                                              ----------
        Net cash payment at closing of the acquisition        $  238,615
                                                              ==========

In connection with the purchase of Borta, the Company issued 357,143 shares of restricted common stock valued at $1,964,286 to the President of Borta as deferred compensation. These shares are subject to forfeiture (see note 9(b)).

During 1995, the Company issued 25,000 shares of common stock in exchange for consulting services valued at $162,500.

During 1995, the Company issued 4,082 shares of common stock in exchange for consulting services valued at $23,372.
















The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.   ORGANIZATION, MERGER AND ACQUISITION:
     (a)  ORGANIZATION

          Aristo International Corporation ("Aristo") was incorporated in New York on June 4, 1990. The Company was formed to invest in innovative consumer products. Since 1994, management has focused on entertainment software for the consumer market. The consolidated financial statements include the accounts of Aristo and its wholly-owned subsidiaries (collectively, the "Company"). As a development stage enterprise, the Company has devoted all of its efforts through October 31, 1995 to research and development, raising capital, acquiring equipment, financial planning, opening new markets and finding strategic partners.

          Since inception, the Company has financed its operations through the private sale of stock and convertible notes for cash amounting to
          approximately   $10,082,000   and  with  the   exchange  of  stock  of
          approximately $931,000 in products and services. The principal stockholders intend to continue to use their best efforts to finance or obtain financing sufficient for the Company's requirements (see note (12)).

     (b)  MERGER
          On May 3, 1995, The Astro-Stream Corporation ("Astro-Stream") acquired all of the outstanding common stock of the Company through the issuance of 9,889,290 shares of Astro-Stream's common stock, par value $.001, constituting 90% of Astro-Stream's issued and outstanding common stock immediately following the merger of the Company into Astro-Stream (the "Merger"). Before the Merger, Astro-Stream was an inactive company, engaged in seeking out a suitable business for acquisition or merger. After the Merger, Astro-Stream changed its name to Aristo International Corporation.

          For accounting purposes, the Merger was treated as a recapitalization of the Company with the Company as the acquirer (reverse acquisition). All common stock of the Company was retroactively restated to reflect the equivalent number of Astro-Stream shares that were deemed to be issued by the Company in the transaction. The cumulative loss of Astro-Stream at the time of the merger amounted to $795,405 and is included in the deficit accumulated during the development stage of the Company.

          Pursuant to the Merger, the Company committed to obtain NASDAQ SmallCap Listing for the surviving corporation. In order to secure that commitment, the Company deposited $100,000 in an escrow account which was to be distributed to the former Astro-Stream shareholders if the listing was not obtained or released to the Company upon achieving the listing. The listing was obtained as of September 29, 1995. The parties have contested as to whether the performance by the Company was timely and whether there was failure on the part of the former

          Astro-Stream shareholders in the effort to obtain the listing. The Company is vigorously contesting the claim of the former Astro-Stream shareholders to the funds and believes the deposit will be returned to the Company. The deposit is included in restricted cash on the balance sheet.

     (c)  Acquisition

          On July 31, 1995, the Company, through its newly formed wholly-owned subsidiary BAIC Acquisition Corp., purchased all of the outstanding stock of Borta, Inc. ("Borta") for consideration aggregating $9,250,000 (the "Acquisition"). The consideration consisted of $8,500,000 (1,818,182 shares) of newly issued common stock and $750,000 in cash. Of the $750,000 in cash payments, $250,000 was paid at the closing and the remaining $500,000 will be paid in installments through February 28, 1996. Borta is involved in the creation and development of new multimedia digital entertainment and is engaged in original game development, cross-platform conversions, software tools and techniques and enabling technologies for game platforms.

          The Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations are included in these financial statements from the effective date of the Acquisition. The Acquisition cost has been allocated to the assets acquired and liabilities assumed, based upon their fair value at the acquisition date, including $87,285 to net current liabilities, $43,258 to fixed assets, $8,086,750 to capitalized software and $1,207,277 to excess of cost over net assets acquired (goodwill). The value assigned to the capitalized software was determined based upon the anticipated discounted after-tax cash flows for the period estimated to encompass the remaining life of the technology existing at the Acquisition date.

          Following are pro forma results of operations for the twelve months ended October 31, 1995, as if the Acquisition had occurred as of the beginning of the year. The unaudited pro forma consolidated results of operations do not purport to represent what the Company's results of operations would actually have been if the Acquisition, in fact, had occurred on that date. The pro forma consolidated results of operations for the twelve months ended October 31, 1994 are not material to the financial statements and are therefore not presented.

                                                   Year Ended
                                                October 31, 1995
                                                ----------------

          Revenue                                $      352,391
          Operating expenses                          4,605,914
                                                 --------------
          Net loss                               $   (4,253,523)
                                                 ==============

          Loss per share                         $        (0.41)
                                                 ==============

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION:
     All significant intercompany accounts and transactions have been eliminated in consolidation.

     FIXED ASSETS:
     Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed by the straight-line method over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are charged to income as incurred, whereas the cost of significant improvements is capitalized.

     CAPITALIZED LEASES:
     Capitalized leases are amortized by the straight-line method over the estimated useful lives of the depreciable assets. Accumulated amortization as of October 31, 1995 is $2,888.

     RESEARCH AND DEVELOPMENT:
     Research and development costs are charged to operations in the periods in which they are incurred.

     PATENTS:
     As a result of research and development programs conducted, the Company has applied for, or has received, a number of patents to protect proprietary inventions of significant importance to the Company. Costs, principally legal fees, directly associated with the application of the respective patents, are being amortized on a straight-line basis over their estimated useful lives or seventeen years, whichever is shorter. Accumulated amortization as of October 31, 1994 and 1995 was $14,624 and $20,352, respectively.

     ORGANIZATION COSTS:
     Organization costs are amortized by the straight-line method over their estimated useful lives of five years. Accumulated amortization as of October 31, 1994 and 1995 was $11,859 and $14,826, respectively. Organization costs were fully amortized as of October 31, 1995.

     GOODWILL:
     The excess of acquisition cost over amounts assigned to the identifiable assets acquired (goodwill) is being amortized on a straight-line basis over seven years. Accumulated amortization as of October 31, 1995 is $43,116.

     SOFTWARE DEVELOPMENT COSTS:
     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Marketed" ("SFAS 86"). SFAS 86 requires that certain software product development costs ("Capitalized Costs"), incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company's customers, over the economic life of the software product.

     The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on (seven years). It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

     Software  development  costs  incurred  prior  to  reaching   technological
     feasibility   are  expensed  as  incurred  and  included  in  research  and development costs.

     ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

     ROYALTY INCOME:
     Royalty income is accrued on the basis of reported transactions of licensees or the minimum requirements of license agreements.

     CASH AND CASH EQUIVALENTS:
     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The Company manages its credit risk by depositing its cash with two commercial banks.

     INCOME TAXES:
     Deferred tax liabilities and assets are determined on the basis of the differences between the tax bases of assets and liabilities and their respective financial-reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

     LOSS PER SHARE:
     Net loss per share is computed on the basis of the loss for the period divided by the weighted average number of shares of common stock outstanding during the period. The loss per share for all periods presented excludes the number of common shares issuable upon conversion of convertible notes since such inclusion would be anti-dilutive.

     Impact of the Future Adoption of Recently Issued Accounting Standards: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121") in March 1995. SFAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Assets' book value or fair value, as defined. The Company will be required to adopt the provisions of SFAS 121 at the beginning of the year ending October 31, 1997. The Company believes that, based upon current operations and prospects, the future adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. The Company will be required to adopt the provisions of SFAS 123 at the beginning of the year ending October 31, 1997. SFAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instruments. SFAS 123 permits companies to either provide pro forma note disclosure, or adjust operating results, for the amortization of the estimated value of the Equity Instrument, as compensation expense, over the vesting period of the Equity Instrument. The Company has not fully evaluated the impact the adoption of SFAS 123 will have on its financial position or results of operations at this time.

3.   MARKETABLE SECURITIES:

     The Company considers its marketable equity securities to be "available for sale" as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and, accordingly, unrealized gains and losses are reported as a net amount in a separate component of stockholders' equity until realized. The cost of securities held at October 31, 1994 and 1995 approximates fair value. For the years ended October 31, 1994 and 1995, net realized losses were $31,092 and $20,753, respectively.

4.   FIXED ASSETS:

     As of October 31, 1994 and 1995, fixed assets consist of:

                                                          1994           1995
                                                       --------       --------

     Furniture and fixtures                            $ 32,966       $ 82,888
     Office equipment                                    47,556        210,399
     Leasehold improvements                              22,632         22,632
                                                       --------       --------
                                                        103,154        315,919
       Less, Accumulated depreciation and amortization  (27,066)       (63,463)
                                                       --------       --------
                                                       $ 76,088       $252,456
                                                       ========       ========

     Depreciation expense for the years ended October 31, 1994 and 1995 was $12,713 and $29,692, respectively.


5.   FINANCING:

     (a)  LINE OF CREDIT
          The Company has borrowed $406,000 under a revolving line of credit with a commercial bank, due on demand, which provides for short-term financing up to a maximum amount of $500,000. Interest is payable at a rate of 7.35% for borrowings up to $250,000 and 1 1/2% above the bank's prime lending rate (8.75% at October 31, 1995) for borrowings in excess of $250,000. This line is collateralized by a $250,000 certificate of deposit with the bank which is included in restricted cash on the balance sheet.

     (b)  CONVERTIBLE TERM LOANS
          On December 29, 1994, the Company issued a promissory note for cash, to a stockholder for $500,000, and on December 29, 1995 the Company issued a new note which replaces and supersedes the note dated December 29, 1994. Under the terms of the new note, the note is payable in eight monthly installments, beginning on May 1, 1996. The note bears interest at a rate equal to 10% per annum, payable on the last day of each month. The stockholder shall have the option, until May 1, 1996, to convert the note into 90,909 shares of common stock of the Company at an exercise price of $5.50 per share, in lieu of payment of principal.

          On March 29, 1995, the Company issued a promissory note for cash, due on April 30, 1996, to a stockholder for $200,000, collateralized by certain of the Company's patents, bearing interest at 10% payable quarterly. On December 29, 1995, the stockholder exercised its right to convert the note into 66,667 common shares of the Company.

          On July 31, 1995, the Company issued a $240,000 note ("Original Note") maturing on December 31, 1995 plus interest of $20,000. On December 29, 1995, the Company issued a new note ("New Note") for $260,000 which represents the principal and accrued interest on the Original Note. The New Note replaces and supersedes the Original Note. Under the terms of the New Note, the principal is payable on January 1, 1997 with quarterly interest payments of $13,000 payable on April 1, 1996; July 1, 1996; October 1, 1996 and January 1, 1997. On December 29, 1995 the holder of the New Note indicated its intent to convert the New Note into 47,273 shares of common stock at a conversion price of $5.50 per share effective January 1, 1997.

6.   COMMITMENTS:

     (a)  LEASES
          The Company leases office space under a lease agreement expiring March 31, 2002. The lease includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense by the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of accrued rent expense over total cash payments since inception of the lease.

          The Company is obligated under an unconditional, irrevocable letter of credit in the amount of $86,831 as collateral for the office space. The letter of credit is collateralized by an escrow cash account of equal amount included in restricted cash on the balance sheet.

          In addition, in connection with the Borta Acquisition, the Company has entered into an agreement, expiring August 31, 1998, to lease office space. The Company has the right to terminate this lease at the end of the first year, with 120 days written notice, provided that the Company has not defaulted on any of the terms and conditions of the lease.

          Future minimum rental payments under these lease agreements are:

                                                       Rental
          October 31                                 Commitment
          ----------                                 ----------
          1996                                       $  308,250
          1997                                          319,437
          1998                                          310,283
          1999                                          222,443
          2000                                          222,443
          Thereafter                                    315,127
                                                     ----------
                                                     $1,697,983
                                                     ==========

          Rent expense for the fiscal years ended October 31, 1994 and 1995 and the cumulative period from June 4, 1990 (inception) to October 31, 1995 was $198,450, $213,638 and $806,158, respectively.

     (b) The company has entered into certain capital leases for computer equipment and office furniture. These leases expire in 1998.

          Future minimum rental payments under these lease agreements are:


                                                       Rental
          October 31                                 Commitment
          ----------                                 ----------

          1996                                       $   25,313
          1997                                           30,198
          1998                                           29,011
                                                     ----------
                                                     $   84,522
                                                     ==========

     (c)  EMPLOYMENT AGREEMENTS
          In connection with the Borta acquisition, the Company entered into two employment agreements, one with Borta's president and the other with Borta's chief operating officer. Both agreements expire on July 31, 1998. The aggregate commitment for future salaries under the employment agreements is $270,000 per annum. In addition, Borta's president is entitled to receive an annual bonus equal to 7 1/2% of Borta's earnings before interest and taxes, as defined.

          The Company has entered into an employment agreement with its chief executive officer and president for $350,000 per annum effective May 3, 1995 through May 2, 2000. In addition, the employment agreement includes the option to purchase 200,000 shares of common stock of the Company. These options shall vest in equal amount on each May 3 during the term of the employment agreement in accordance with the provisions of the 1994 Plan (see note 9).

     (d)  FUNDING OF BORTA
          In connection with the Borta acquisition, the Company has committed to fund the ongoing operations of Borta based upon a plan pre-approved by the Company.

7.   INCOME TAXES:

     There is no provision for federal, state or local income taxes for all periods presented, since the Company has incurred operating losses since inception. The Company has paid minimum state and local taxes during the years, as required. In addition, the Company has fully reserved for the potential future tax benefits resulting from the utilization of net operating loss carry-forwards and the realization of deferred rent.

     Deferred tax assets, as of October 31, 1995, consists of the following:

     Net operating loss carry-forwards                      $ 4,604,765
     Capitalized software                                    (3,665,030)
     Other                                                       67,158
                                                            -----------

               Total deferred tax assets                      1,006,893

     Less, Valuation allowance                               (1,006,893)

               Net deferred tax assets                      $        -
                                                            ===========

     As of October 31, 1995, the Company has available unused net operating loss carry forwards of approximately $9,797,000 which may provide future tax benefits, expiring in various years from 2006 to 2010.

8.   CAPITAL STRUCTURE:

     At its inception (June 4, 1990), the Company issued 3,334,780 shares of common stock in exchange for technical know-how and patents related to certain consumer products which were to be developed further by the Company. These shares were assigned a value of $600,000, which represents the historical cost incurred by the Company's president and chief executive officer. During the year ended October 31, 1991, this amount was charged to operations as research and development costs.

     The valuation of all common stock issued in exchange for services, product and patents approximates the value of common stock sold to third parties for cash, at the time of issuance.

     On April 20, 1994, the Company issued 171,741 shares of common stock to a stockholder as a result of a conversion of a note payable for $250,000 plus $12,064 in accrued interest. On September 30, 1994, the Company issued 159,236 shares of common stock to a corporate stockholder as a result of a conversion of a $200,000 note payable. In addition, at the effective date of the Merger, the Company issued this stockholder an additional 38,350 shares of common stock pursuant to an anti-dilutive provision of the convertible note payable.

     On December 12, 1994, the Company issued 834,529 shares of common stock to stockholders as a result of a conversion of notes payable for $1,025,000.

     During March 1995, the Company issued 115,050 shares of common stock to its chief executive officer in exchange for original graphic illustrations.
     These illustrations are to be used for a screen saver project being developed by the Company.

     During May 1995, the Company issued 33,350 shares of preferred stock for $100,050 in
                                       26
     cash. The preferred stock provides for cumulative monthly dividends, in arrears, amounting to 11% per annum, starting June 15, 1995. No dividends can be declared or paid on the common stock until any dividends accrued and unpaid on the preferred stock have been paid. The preferred shares are redeemable at the option of the Company. If the redemption date of the preferred shares is on or prior to December 31, 1995, the redemption price for the shares shall be $105,000, plus any accrued and unpaid dividends. Thereafter, the redemption price for the shares of preferred stock shall be $110,000, plus any accrued and unpaid dividends.

     In connection with the Borta acquisition, the Company issued 1,818,182 shares of common stock to the former shareholders of Borta. Additionally, the Company issued 357,143 shares of common stock, valued at $1,964,286, as deferred compensation which are restricted and subject to forfeiture (see notes 1(c) and 9(b)).

     During August 1995, the Company issued 25,000 shares of common stock valued at $162,000 as a commission on the Borta Acquisition.

     During August 1995, the Company issued 4,082 shares of common stock in exchange for consulting services valued at $23,372.

9.   STOCK OPTIONS:

     (a)  1994 PLAN
          On December 9, 1994, the Board of Directors adopted the Company's 1994 Stock Option Plan (the "1994 Plan") which provides for the granting of options for the purchase of up to an aggregate of 500,000 shares of common stock to key employees, and to consultants, advisors and directors who are not employees. Options may be either incentive stock options ("ISO") or non-qualified options.

          Under the 1994 Plan, the option price shall be established by a compensation committee of the Board of Directors. The exercise price of the ISOs granted shall not be less than the fair market value of the shares on the effective date of the grant or not less than 110% of the fair market value of the shares on the effective date of the grant if the optionee owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company.

          300,000 options have been granted under the 1994 Plan, as of October 31, 1995, of which 40,000 options are exercisable at $2.44 per share. The remaining 260,000 options are exercisable at varying times through fiscal 1999 at prices ranging from $2.44 per share to $8.00 per share. All options expire 5 years from the date of grant.

     (b)  1995 PLAN
          On July 28, 1995, the Board of Directors adopted the Company's 1995 Stock Option Plan (the "1995 Plan") which provides for the granting of options for the purchase of up to an aggregate of 1,000,000 shares of common stock to employees and non-employees.

          Under the 1995 Plan, the option price shall be established by a compensation committee of the Board of Directors. Under the 1995 Plan, either ISOs or non-qualified options may be granted: ISO's can only be granted to employees. With respect to ISOs, the exercise price shall not be less than the fair market value of the shares on the effective date of the grant or not less than 110% of the fair market value of the shares on the effective date of the grant if the optionee owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company.

          All options granted, other than those discussed below, vest over a five-year period and expire ten years from the date of grant.

          The following transactions took place in connection with the Borta acquisition:

          400,000 stock options were granted under the 1995 plan to the former stockholders of Borta at an exercise price of $5.50 per share and become exercisable on October 31, 2000 and may become exercisable earlier if certain earning performance milestones are achieved (the "Milestones") for the 1996, 1997 and 1998 fiscal years, defined as earnings before interest and taxes as detailed below:

                  1996*                $    4,856,766
                  1997                 $    9,653,562
                  1998                 $   14,786,497

          *Includes activity from July 31, 1995 to October 31, 1996.

          242,859 stock options at an exercise price of $1.00 per share were granted to the former stockholders of Borta. These options become exercisable on the January 31, following the fiscal years ending
          October 31, 1996, 1997 and 1998 provided that Borta achieves the Milestones for each Fiscal year, as defined. The right to purchase shares of common stock shall not be cumulative, so that if Borta does not achieve the Milestones, as defined, the options exercisable with respect to the applicable fiscal year of Borta shall terminate and shall not be exercisable in subsequent years. In accounting for these options, the Company will recognize noncash compensation expense as the Milestones are achieved or upon the probable attainment of the Milestone. Compensation expense will be measured as the difference between the aggregate fair value of the Company's common stock that can be acquired upon the exercise price of the vested options. As of October 31, 1995, none of the Milestones have been achieved nor was it probable that the Milestones would be attained and accordingly, no compensation expense has been recognized to date.

          357,143 shares of common stock were awarded to the president of Borta. These shares are restricted and are subject to forfeiture until October 31, 2000, provided, however, that the risk of forfeiture shall lapse on January 31, 1997, 1998 and 1999 with respect to 30%, 30% and 40% of such shares, respectively, if Borta achieves certain Milestones for the fiscal years ending 1996, 1997 and 1998, respectively, as defined. The Company has recorded deferred stock compensation expense, representing the fair market value at the date of the grant, as a separate component of stockholders' equity for the non-vested portion of stock granted. As of October 31, 1995 the Company has amortized $117,857 of the deferred stock compensation expense.

10.  RELATED PARTIES:

     The Company has entered into an agreement with a corporate stockholder to provide consulting services. In consideration for these services, such corporate stockholder received fees totaling approximately $70,000, $75,000 and $228,000 during the years ended October 31, 1994 and 1995 and the cumulative period from June 4, 1990 (inception) to October 31, 1995, respectively. In addition, the Company has issued to this corporate stockholder 273,451 shares of common stock in exchange for $350,000 of services during the three fiscal years ended October 31, 1993. No additional stock has been issued to this stockholder in exchange for services.

     In addition, the Company obtained the services of its chief executive officer from another company of which the Company's CEO is the principal stockholder. Fees paid to this company during the years ended October 31, 1994 and 1995 and the cumulative period from June 4, 1990 (inception) to October 31, 1995, total approximately $626,000, $456,700 and $2,084,700, respectively.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair value of all financial instruments approximate their carrying values based on the interest rates for similar instruments.

12.  SUBSEQUENT EVENTS:

     Subsequent to October 31, 1995, the Company entered into subscription agreements to issue and sell 264,000 shares of stock in exchange for $1,452,000 in cash. As of January 5, 1996 all subscribed amounts have been received.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              The following table sets forth certain information concerning the present directors and executive officers of the Company and the present key officers of its subsidiaries:

   Name               Age                Position
   ----               ---                --------

Shmuel Cohen          37      President, Chief Executive Officer and Director of
                              the Company

Edward J. Hughes      55      Chief Financial Officer of the Company

Ronald Borta          42      President of Borta, Inc.

Leslie Davis          32      Chief Operating Officer of Borta, Inc.

Robert J. Kropp       37      General Counsel of the Company

Joseph Ettinger       56      Director of the Company

Yael Cohen            35      Director of the Company

     All directors hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.

     Shmuel Cohen founded the Company in 1990 and has been President, Chief Executive Officer and a director of the Company since the Company's inception. From 1989 to 1991, Mr. Cohen was employed by Lamia Enterprises, Ltd. as its President. Mr. Cohen is the husband of Yael Cohen.

     Edward J. Hughes joined the Company in August 1995 as chief financial officer. From 1993 to 1995, Mr. Hughes was the Senior Vice President and Chief Financial Officer of Global Processing Alliance, Inc., a joint venture between Bankers Trust Company and First Fidelity Bancorp N.J. which provides check processing and related services. From 1986 to 1993, Mr. Hughes was the Executive Vice President and Chief Financial Officer of Science Management Corporation, a publicly-traded management consulting firm.

     Ron Borta has been the President of Borta since November 1993. From January 1992 to November 1993, Mr. Borta was Director of Applications Development at TV Answer, Inc. of Reston, Virginia. From 1990 to January 1992, Mr. Borta was a director of Stephens Engineering of Lanham, Maryland. Mr. Borta is the husband of Leslie Davis.

     Leslie Davis has been the Chief Operating Officer of Borta since November 1993. From April 1992 to November 1993, Ms. Davis was employed by TV Answer, Inc., where she created the Quality Assurance Monitoring System for TV Answer software and assisted in the uniform implementation of development policies and processes. Prior to April 1992, Ms. Davis was employed by Stephens Engineering. Ms. Davis is the wife of Ron Borta.

     Robert J. Kropp joined the Company in November 1995 as General Counsel. From 1993 to 1995, Mr. Kropp was the Assistant General Counsel of Autotote Corporation, a New York-based hardware and software provider to the parimutuel wagering industry. From 1991 to 1993 Mr. Kropp was an associate with the law firm of Edwards and Angell.

     Joseph Ettinger has been a director of the Company since September 1992. From 1989 to 1992, Mr. Ettinger was employed by CLAL (Israel) Ltd. as Senior Vice President and General Representative (USA and Canada). Since 1992, Mr. Ettinger has been the President and Chief Executive Officer of Castellon, Ltd., a non-U.S. financial services company that presently owns approximately 16% of the Company's Common Stock.

     Yael Cohen has been a director of the Company since July 1990. Ms. Cohen, who is the wife of Shmuel Cohen, has not been employed during the past five years.

     Directors of the Company do not receive fixed compensation for their services as directors; however, the Board of Directors may authorize the payment of a fixed sum to directors for their attendance at regular and special meetings of the Board as is customary for similar companies. Directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. Other than as described above, there are no family relationships among any of the directors or executive officers of the Company.

     The Company has obtained a key man life insurance policy covering Shmuel Cohen in the amount of $3,000,000. The Company is the sole beneficiary under this policy.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and any persons who own more than 10% of any class of the Company's equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to such officers, directors and greater that 10% owners, during its last fiscal year, have been complied with except that Edward Hughes inadvertently failed to file on a timely basis a Form 5 to reflect becoming an executive officer, Shmuel Cohen, Joseph Ettinger and Yael Cohen were each inadvertantly late in filing a report upon becoming directors (and in the case of Mr. Cohen, an executive officer), and Shmuel Cohen and Castellon Limited were each inadvertently late in filing one report with regard to one transaction.

ITEM 10.             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

     The following table sets forth information concerning the annual and long term compensation during the Company's last three fiscal years of Shmuel Cohen, the Company's chief executive officer, and the other most highly compensated executive officers of the Company and its subsidiaries, whose salary and bonus for the 1995 fiscal year exceeds $100,000, for services rendered in all capacities to the Company and its subsidiaries.



                                                Annual Compensation                                    Long Term Awards
                                 -----------------------------------------------------    ----------------------------------------
Name and                                                                  Other Annual    Securities Underlying   Restricted Stock
Principal Position                Year         Salary      Bonus          Compensation           Options               Awards
-----------------------          ------      ----------   -------         ------------    ---------------------   ----------------
Shmuel Cohen,                     1995         $29,167       --           $456,700 (1)           40,000                 --
    President and Chief           1994           --          --            626,000 (1)             --                   --
    Executive Officer             1993           --          --            327,000 (1)             --                   --
    of the Company


Ron Borta,                        1995         $43,750     $250,000           --                334,286              $1,964,286 (2)
    President of Borta, Inc.      1994           --          --               --                   --                   --
                                  1993           --          --               --                   --                   --


--------------------

(1) Represents amounts paid to Artmedia Ltd., a corporation controlled by Mr. Cohen, in consideration of the provision by Artmedia of the services of Mr. Cohen, the chief executive officer of Artmedia, as Chief Executive Officer of the Company.

(2) Represents the aggregate fair market value of 357,143 shares of restricted stock on July 28, 1995 (the date of award). These shares are subject to forfeiture until October 31, 2000. The risk of forfeiture lapses on January 31, 1997, 1998 and 1999 with respect to 30%, 30% and 40% of such shares, respectively, if Borta, Inc., the Company's wholly-owned subsidiary ("Borta"), achieves certain earnings milestones for Borta's fiscal years ending October 31, 1996, 1997 and 1998, respectively. The shares on which the rights of forfeiture have not previously lapsed shall be forfeited in the event that Mr. Borta's employment with Borta is terminated for cause or Mr. Borta voluntarily terminates his employment with Borta prior to October 31, 2000, unless such termination arises on account of his death, disability or voluntary termination of employment after January 31, 1999. From the date of award, Mr. Borta is entitled to vote all such shares and to receive dividends, if any, declared and paid on the shares of Common Stock unless and until such shares are forfeited. As of the end of the Company's 1995 fiscal year, all of these shares of restricted stock were issued and outstanding and the aggregate fair market value of these restricted shares (based on the closing bid price of the Common Stock on the National Association of Securities Dealers Automated Quotation System - Small Cap Market on October 31, 1995) was $2,410,715.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth the details of options granted to those individuals listed in the Summary Compensation Table who received options during fiscal 1995.


                               % of Total Options
                  Number of       Granted to
                   Options    Employees in Fiscal   Exercise Price
   Name            Granted           Year              Per Share      Expiration Date
------------      ---------   -------------------   --------------    ---------------
Shmuel Cohen       200,000(1)       23.9%              $2.44        December 9, 2004
Ronald Borta       126,286(2)       15.1%              $1.00        October 31, 2000
Ronald Borta       208,000(3)       24.9%              $5.50        October 31, 2000


------------------

(1)        40,000 of these options are currently exercisable.

(2) These options are exercisable on January 31, 1997, 1998 and 1999 with respect to 25%, 25% and 50% of such shares, respectively, if Borta achieves certain earnings milestones for Borta's fiscal years ending October 31, 1996, 1997 and 1998, respectively. These options to purchase shares are not cumulative so that if Borta does not achieve the targeted milestone with respect to the applicable fiscal year, the options attributable to such fiscal year shall terminate and shall not be exercisable in subsequent years.

(3) These options are exercisable on October 31, 2000 and may become exercisable earlier on January 31, 1997, 1998 and 1999 with respect to 30%, 30% and 40% of such shares, respectively, if Borta achieves certain earnings milestones for Borta's fiscal years ending October 31, 1996, 1997 and 1998, respectively.


OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

     No options were exercised by any named executive officers during fiscal 1995. The following table contains information at October 31, 1995, concerning the number and value of unexercised options held by Messrs. Cohen and Borta.


                          Number of Unexercised Options             Value of Unexercised In-the-Money
                            Held at Fiscal Year-End                 Options Held at Fiscal Year-End
Name                      (Exercisable/Unexercisable)               (Exercisable/Unexercisable) (1)
----------------         -------------------------------           -----------------------------------
Shmuel Cohen                   40,000 / 160,000                          $212,000 / $848,000
Ronald Borta                        0 / 334,286                              $0 / $1,236,859


-----------------------

(1) Based on the fair market value of the underlying securities (the closing bid price of Common Stock on the National Association of Securities Dealers Automated Quotation System - Small Cap Market) at fiscal year end (October 31, 1995), minus the exercise price.

EMPLOYMENT AGREEMENTS

     Mr. Cohen and the Company have entered into an employment agreement that provides that Mr. Cohen will serve as Chief Executive Officer and President of the Company for a term beginning on May 3, 1995, the date of the consummation of the merger with Aristo International Corporation, a New York corporation, and ending five (5) years thereafter. Mr. Cohen's compensation under his employment agreement includes a salary of $350,000 per annum and options to purchase
200,000 shares of Common Stock. 40,000 of these options vested on May 3, 1995 and are currently exercisable. The remaining 160,000 options vest in equal amounts on May 3, 1996, 1997, 1998 and 1999. The exercise price of each option is $2.44. Mr. Cohen and the Company have also entered into an agreement that provides contractual protections against changes in or loss of employment in case of a change of control of the Company.

     On July 28, 1995, Borta entered into an employment agreement with Ron Borta, the President of Borta. This employment agreement expires on October 31, 1998 and provides for an annual salary of $150,000 during the term thereof. The employment agreement provides for a signing bonus of $750,000. $250,000 of this signing bonus was paid upon execution of the employment agreement and the remainder will be paid in installments through February 28, 1996. In addition, Mr. Borta is entitled to receive an annual bonus equal to 7-1/2% of Borta's earnings before interest and taxes. Mr. Borta beneficially owns approximately 11% of the Company's Common Stock.

STOCK OPTION PLANS

     The Company currently maintains two stock option plans. The Company's 1994 Stock Option Plan (the "1994 Stock Option") provides for the granting of options to key employees (including directors and officers who are key employees) and to consultants, advisors and directors who are not employees, of the Company and its present and future subsidiaries, to purchase up to 500,000 shares of the Company's Common Stock. The Company's 1995 Stock Option Plan (the "1995 Stock Option Plan" and together with the 1994 Stock Option Plan, the "Stock Option Plans") provides for the granting of options to key employees (including directors and officers who are key employees) and to consultants, advisors and directors who are not employees, of the Company and its present and future subsidiaries, to purchase up to 1,000,000 shares of the Company's Common Stock. Options granted under the Stock Option Plans may either be incentive stock options ("ISOs"), within the meaning of Section 422 of the Code, or non-qualified options ("NQSOs"). ISOs, however, may only be granted to employees of the Company and its subsidiaries.

     The Stock Option Plans are to be administered by a Stock Option Committee (the "Committee") consisting of at least two members of the Board of Directors, each of whom is a "disinterested person" within meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). It is also intended that each member of the Committee will be an "outside director" within the meaning of Section 162(m) of the Code.

     Within the limits of the Stock Option Plans, the Committee is authorized to determine, among other things, to whom and the time or times at which options are to be granted, the type of options to be granted, the number of shares which will be subject to any option, the term of each option, the exercise price of each option, the time or times and conditions under which options may be exercised , and such other terms not inconsistent with the Stock Option Plans as the Committee may deem appropriate.

     The exercise price of each option will be determined by the Committee; provided, however, that the exercise price of an ISO may not be less than the fair market value of the Company's Common Stock on the date of grant (110% of such fair market value if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company or is an outside director). Options may be granted for terms determined by the Committee; provided, however, that the term of an ISO may not exceed 10 years (5 years if the optionee owns (or is deemed to own) more than 10% of the voting power of the Company) or is an outside director. The maximum number of shares of the Company's Common Stock for which options may be granted to an employee in any calendar year is 100,000. Each option is payable in full upon exercise or, if the applicable contract permits, in installments. Payment of the exercise price of an option may be made in cash, or, if the applicable Contract permits, in shares of the Company's Common Stock or any combination thereof.

     No option may be granted pursuant to the 1994 Stock Option Plan after December 9, 2004 and no option may be granted pursuant to the 1995 Stock Option Plan after July 27, 2000. The Board of Directors may at any time terminate or amend the Stock Option Plans; provided, however, that, without the approval of the Company's stockholders, no amendment may be made which would (a) increase the maximum number of shares available for the grant of options (except as a result of the anti-dilution adjustments described above), (b) materially increase the benefits accruing to participants under the Stock Option Plans, or
(c) change the eligibility requirements for individuals who may receive options. No termination or amendment may adversely affect the rights of an optionee with respect to an outstanding option without his or her consent.

     As of January 22, 1996, options to purchase 320,000 shares of Common Stock have been granted under the 1994 Stock Option Plan, none of which have been exercised, and options to purchase 642,859 shares of Common Stock have been granted under the 1995 Stock Option Plan, none of which have been exercised.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock as of January 15, 1996 by (i) each person known by the Company to own more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein under "Executive Compensation", and (iv) all directors and executive officers of the Company as a group.


Name and Address                                             Amount and Nature                             Percent
of Beneficial Owner                                          of Beneficial Ownership                       of Class(1)
-------------------                                          -----------------------                       --------
Castellon Limited(2)                                         2,205,957                                     16.3%
Russell Court
St. Stephens Green
Dublin, Ireland
Shmuel Cohen(2)                                              2,262,631 (3)                                 16.7%
32 Bayside Terrace
Harbor Hills, New York 11023
N.Y. Holdings, Ltd.(2)                                         775,336                                      5.7%
c/o Hertzog, Fox & Neeman
4 Weizman Street
Tel Aviv 64239
Israel
Joseph Ettinger(2)(4)                                        2,205,957                                     16.3%
Yael Cohen                                                   0 (5)                                         ------
Ron Borta                                                    1,484,416 (6)                                 11%
Directors and executive officers as a group (4 persons)      4,468,588                                     33.0%


----------------------------

(1)  Based on 13,530,613 shares outstanding.

(2) Pursuant to a ten year proxy agreement, Mr. Cohen, Castellon Limited and NY Holdings Ltd. have agreed that for so long as each party is a stockholder of the Company, each party will vote his or their shares of common stock, currently constituting approximately 38.8% of the Company's common stock, for the election of three directors to be designated by Mr. Cohen, two directors to be designated by Castellon Limited and one director to be designated by NY Holdings, Ltd. The sole beneficial owner of Castellon Limited is Mr. Joseph Ettinger and the sole beneficial owner of NY Holdings, Ltd. is Mr. Yaakov Neeman.

(3) Includes 40,000 shares issuable upon exercise of currently exercisable stock options.

(4) Mr. Ettinger is the President and sole beneficial owner of Castellon Limited and may therefore be deemed to be the beneficial owner of all of the shares of common stock of the Company owned by Castellon Limited.

(5) Excludes all shares of the Company owned by Mr. Shmuel Cohen. Ms. Cohen is the wife of Mr. Cohen and may therefore be deemed to shares beneficial ownership of the shares owned by Mr. Cohen. Ms. Cohen disclaims beneficial ownership of these shares.

(6)  Includes (i) 181,818  shares owned by Leslie Davis,  Mr.  Borta's wife, and
     (ii) 357,143 shares which are restricted and are subject to forfeiture until October 31, 2000.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 1, 1995,  the Company  issued to  Castellon  Limited a promissory note in the principal amount of $240,000, plus interest in the amount of $20,000, due and payable on December 31, 1995. On December 29, 1995, the Company issued to Castellon Limited a new promissory note in the principal amount of $260,000, and the $240,000 promissory note issued on August 1, 1995 was canceled. Under the terms of the new note, the principal amount thereof is due and payable on January 1, 1997, and interest on the principal amount is due and payable in four installments of $13,000 each on April 1, 1996, July 1, 1996, October 1, 1996 and January 1, 1997. At the option of Castellon Limited, this new note is convertible into shares of common stock at an exercise price of $5.50 per share.

     On July 1, 1995,  the Company  entered  into a  consulting  agreement  with
Castellon Limited, a stockholder of the Company which presently owns approximately 16.3% of the Company's Common Stock. Pursuant to this consulting agreement, Castellon Limited is paid a fee of $10,000 per month for consulting services rendered to the Company relating to joint ventures, strategic partnership and investor relations outside the U.S. Prior to July 1, 1995, Castellon Limited provided consulting services to the Company pursuant to other written agreements. During the years ended October 31, 1994 and 1995 and during the cumulative period from June 4, 1990 (inception) to October 31, 1995, the Company paid to Castellon Limited fees totaling approximately $70,000, $75,000 and $228,000, respectively, in consideration of such consulting services. Mr. Joseph Ettinger, a director of the Company, is the President of Castellon Limited.

     In May 1995, the Company sold to Castellon Limited 33,350 shares of preferred stock in consideration of the payment by Castellon of $100,050 in cash. The terms of this preferred stock provides for cumulative monthly dividends, payable in arrears, at a rate per annum equal to 11% of the amount paid by Castellon in consideration of such preferred stock, commencing June 15, 1995. So long as any shares of preferred stock are outstanding, the Company may not declare, pay, or set apart for payment any dividend on any of the shares of Common Stock of the Company, or make any payment on account of any of the shares of Common Stock, unless and until all accrued and unpaid dividends on the shares of preferred stock shall have been paid in full. The shares of preferred stock are redeemable at any time at the option of the Company. The aggregate redemption price of the shares of preferred stock is $110,000, plus any accrued and unpaid dividends.

     On September 30, 1994, the Company issued 159,236 shares of Common Stock to Castellon Limited as a result of the conversion of a $200,000 promissory note by Castellon Limited. In addition, on May 3, 1995, as a result of the merger with Astro-Stream, the Company issued to Castellon 38,350 shares of Common Stock pursuant to an anti-dilution provision of this promissory note.

     During March 1995 the Company issued 115,050 shares of Common Stock to Shmuel Cohen, its Chief Executive Officer, in exchange for original graphic illustrations.

     From June 4, 1990 through September 30, 1995, the Company obtained the services of Shmuel Cohen, its chief executive officer, from another company of which Mr. Cohen is the sole stockholder. Fees paid to this company for the services of Mr. Cohen during the fiscal years ended October 31, 1994 and 1995 and for the cumulative period from June 4, 1990 (inception) to October 31, 1995 were approximately $456,700, $626,000 and $2,084,700, respectively. On February 1, 1995, the Company entered into an employment agreement with Shmuel Cohen, its Chief Executive Officer. See "Executive Compensation - Employment

Agreement." Commencing October 1995, the Company began compensating Mr. Cohen as chief executive officer pursuant to this employment agreement, and since such date has not paid fees to any other person in connection with the services of Mr. Cohen.

     On July 28, 1995, Borta entered into an employment agreement with Ron Borta, the President of Borta. See "Executive Compensation - Employment Agreements."

     On July 28, 1995, the Company granted to Ron Borta options to purchase 208,000 shares of Common Stock at an exercise price of $5.50 per share. These options shall become exercisable on October 31, 2000 and may become exercisable earlier if Borta achieves certain earnings milestones for its 1996, 1997 and 1998 fiscal years. In addition, on July 28, 1995, the Company granted to Mr. Borta options to purchase 126,286 shares of Common Stock at an exercise price of $1.00 per share. These options shall become exercisable on January 31, 1997, 1998 and 1999 with respect to 25%, 25% and 50% of such shares, respectively, if Borta achieves certain earnings milestones for Borta's fiscal years ending October 31, 1996, 1997 and 1998, respectively. These options to purchase shares are not cumulative so that if Borta does not achieve the targeted milestone with respect to the applicable fiscal year, the options attributable to such fiscal year shall terminate and shall not be exercisable in subsequent years.

     On July 28, 1995, the Company awarded 357,143 shares of Common Stock to Mr. Borta. These shares are restricted and are subject to forfeiture until October 31, 2000. The risk of forfeiture lapses on January 31, 1997, 1998 and 1999 with respect to 30%, 30% and 40% of such shares, respectively, if Borta achieves certain earnings milestones for Borta's fiscal years ending October 31, 1996, 1997 and 1998, respectively.

     On July 28, 1995, Borta entered into an employment agreement with Leslie Davis, the Chief Operating Officer of Borta. This employment agreement expires on October 31, 1998 and provides for an annual salary of $120,000 during the term thereof. Ms. Davis is the wife of Ron Borta.

     On July 28, 1995, the Company granted to Leslie Davis options to purchase 40,000 shares of Common Stock at an exercise price of $5.50 per share. These options shall become exercisable on October 31, 2000 and may become exercisable earlier if Borta achieves certain earnings milestones for its 1996, 1997 and 1998 fiscal years. In addition, on July 28, 1995, the Company granted to Ms. Davis options to purchase 24,286 shares of Common Stock at an exercise price of $1.00 per share. These options shall become exercisable on January 31, 1997, 1998 and 1999 with respect to 25%, 25% and 50% of such shares, respectively, if Borta achieves certain earnings milestones for Borta's fiscal years ending October 31, 1996, 1997 and 1998, respectively. These options to purchase shares are not cumulative so that if Borta does not achieve the targeted milestone with respect to the applicable fiscal year, the options attributable to such fiscal year shall terminate and shall not be exercisable in subsequent years.

ITEM 13.             EXHIBIT LIST AND REPORTS ON FORM 8-K.

           (a)       The following Exhibits are filed as part of this Report.


Exhibit
Number          Description                              Method of Filing
-------         -----------                              ----------------
2.1     Merger Agreement between the                 Incorporated by reference to
        Registrant and Aristo International          an Exhibit to the Registrant's
        Corporation, dated October 28, 1994.         Current Report on Form 8-K,
                                                     File No. 33-1260-NY, filed on
                                                     November 16, 1994.

2.2     Agreement and Plan of Merger among           Incorporated by reference to an
        the Registrant, BAIC Acquisition Corp.,      Exhibit to the Registrant's
        Borta, Inc. and the shareholders of          Current Report on Form 8-K, File
        Borta, Inc., dated July 28, 1995.            No. 33-1260-NY, filed on August 15,
                                                     1995.

3.1     Restated and Amended Certificate             Filed herewith.
        of Incorporation of the Registrant.


3.2     By-Laws of the Registrant.                   Filed herewith.

4.1     Specimen Stock Certificate.                  Filed herewith.

10.1    1994 Stock Option Plan of the                Filed herewith.
        Registrant. *

10.2    1995 Stock Option Plan of the                Filed herewith.
        Registrant. *

10.3    Employment Agreement between the             Filed herewith.
        Registrant and Shmuel Cohen dated
        February 1, 1995. *

10.4    Employment Agreement between                 Filed herewith.
        Borta, Inc. and Ronald Borta,
        dated July 28, 1995. *

10.5    Employment Agreement between                 Filed herewith.
        Leslie Davis and Borta, Inc., dated
        July 28, 1995. *




--------------------------------------
*       Management contract or compensatory plan or arrangement.

                                      -39






10.6    Change in Control Agreement, dated           Filed herewith.
        February 1, 1995, between the Registrant
        and Shmuel Cohen. *

10.7    Consulting Agreement, dated July             Filed herewith.
        1, 1995, between the Registrant
        and Castellon Limited. *

10.8    Restricted Stock Letter Agreement,           Filed herewith.
        dated July 28, 1995, between the
        Registrant and Ron Borta. *

20.1    Information Statement of the                 Incorporated by reference to the
        Registrant, dated March 20, 1995,            Registrant's definitive Information
        as supplemented on March 29, 1995.           Statement dated March 20, 1995, File No.
                                                     0-25296, filed on March 24, 1995, as
                                                     supplemented by certain materials filed on
                                                     March 30, 1995.

22.1    List of Subsidiaries                         Filed herewith.

27      Financial Data Schedule                      Filed herewith.


           (b)       Reports on Form 8-K.

                     On August 15, 1995, the Company filed a Current Report on Form 8-K with respect to the merger on July 31, 1995 of Borta, Inc., a Virginia corporation, with and into BAIC Acquisition Corp., a wholly-owned subsidiary of the Registrant. On September 29, 1995, the Company filed a Form 8-K/A Amendment No. 1 amending the above Form 8-K to include the pro forma financial information required pursuant to Item 7(b) of Form 8-K.



--------------------------------------
*       Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARISTO INTERNATIONAL CORPORATION


                                       By:/S/ SHMUEL COHEN
                                          -------------------------
                                          Shmuel Cohen
                                          President and Chief Executive Officer

Dated: January 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ SHMUEL COHEN              President, Chief Executive    January 28, 1996
---------------------         Officer and Director
Shmuel Cohen


/S/ EDWARD J. HUGHES          Chief Financial Officer       January 28, 1996
---------------------
Edward J. Hughes


/S/ JOSEPH  ETTINGER          Director                      January 28, 1996
---------------------
Joseph  Ettinger


/S/ YAEL COHEN                Director                      January 28, 1996
---------------------
Yael Cohen

                        ARISTO INTERNATIONAL CORPORATION

                                  EXHIBIT INDEX



Exhibit                                                                   Page
Number                   Description                                      Number
------                   -----------                                      ------

2.1 Merger Agreement between the Registrant and Aristo International Corporation, dated October 28, 1994 (incorporated by reference to an exhibit to the Registrant's Current Report on Form 8-K, File No. 33-1260-NY, filed on November 16, 1994).

2.2. Agreement and Plan of Merger among the Registrant, BAIC Acquisition Corp., Borta, Inc. and the shareholders of Borta, Inc., dated July 28, 1995 (incorporated by reference to an exhibit to the Registrant's Current Report on Form 8-K, File No. 33-1260-NY, filed on August 15,
          1995).

3.1       Restated and Amended Certificate of Incorporation of the Registrant.

3.2       By-Laws of the Registrant.

4.1       Specimen Stock Certificate.

10.1      1994 Stock Option Plan of the Registrant.

10.2      1995 Stock Option Plan of the Registrant.

10.3 Employment Agreement between the Registrant and Shmuel Cohen dated February 1, 1995.

10.4 Employment Agreement between Borta, Inc. and Ronald Borta, dated July 28, 1995.

10.5 Employment Agreement between Leslie Davis and Borta, Inc., dated July 28, 1995.

10.6 Change in Control Agreement, dated February 1, 1995, between the Registrant and Shmuel Cohen.

10.7 Consulting Agreement, dated July 1, 1995, between the Registrant and Castellon Limited.

10.8 Restricted Stock Letter Agreement, dated July 28, 1995, between the Registrant and Ron Borta.

Exhibit                                                                   Page
Number                   Description                                      Number
------                   -----------                                      ------

20.1 Information Statement of the Registrant, dated March 20, 1995, as supplemented on March 29, 1995 (incorporated by reference to the Registrant's definitive Information Statement dated March 20, 1995, File No. 0-25296, filed on March 24, 1995, as supplemented by certain materials filed on March 30, 1995).

22.1      List of Subsidiaries

27        Financial Data Schedule