Form 10QSB
period 1995-07-31
ARISTO INTERNATIONAL CORP
filed 1996-03-08
CIK 782145

THIS DOCUMENT IS A CONFIRMING COPY OF THE FORM 10-QSB PREVIOUSLY FILED ON PAPER WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 29, 1995




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 1995
                      -------------

Commission File Number 0-25296
                       -------


                        ARISTO INTERNATIONAL CORPORATION
                      (f/k/a THE ASTRO-STREAM CORPORATION)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                           11-2706304
--------                                                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              152 WEST 57TH STREET,
                            NEW YORK, NEW YORK 10019
                        --------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (212) 586-2400
                            ------------------------
              (Registrant's telephone number, including area code)


        ---------------------------------------------------------------
         (Former Name and Former Address, if Changed Since Last Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X             No
                                                       ---                ---
     As of August 15, 1995, there were 12,970,812 shares of the Registrant's common stock outstanding.

                ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      Index

                                                                            Page
PART I - FINANCIAL STATEMENTS
         --------------------

Item 1   Consolidated Balance Sheets as of July 31,
         1995 and 1994 and October 31, 1994..................................3

         Consolidated  Statement of Operations  for the three months ended July 31, 1995 and 1994 and for the nine months  ended
         July 31, 1995 and 1994..............................................4

         Consolidated  Statement  of  Stockholders'  Equity  for the
         years ended October 31, 1992, 1993 and 1994 and for the cumulative period from June 4, 1990
         (inception) to July 31, 1995........................................5

         Consolidated Statement of Cash Flows for the
         nine months ended July 31, 1995 and 1994............................6

         Notes to Consolidated Financial Statements..........................8

Item 2   Management's Discussion and Analysis of Financial
         Conditions and Results of Operations...............................10


PART II - OTHER INFORMATION
          -----------------

Item 6   Exhibits and Reports on Form 8-K...................................12


SIGNATURES..................................................................13


ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Balance Sheet

July 31, 1995 and 1994 and October 31, 1994


                      ASSETS:                                                         July 31,
                                                                              -----------------------          October 31,
                                                                              1995               1994              1994
                                                                             ------             ------            ------
                                                                         (Unaudited)        (Unaudited)         (Audited)
Current Assets:
   Cash and cash equivalents                                               $183,146           $203,784           $502,993
   Restricted cash                                                          436,831            336,831            336,831
   Marketable securities                                                     25,819            171,514             66,000
   Prepaid expenses and other current assets                                191,208              3,395             20,713
                                                                        -----------      -------------      -------------
               Total current assets                                         837,004            715,524            926,537

Fixed assets - at cost, net                                                 134,167             60,252             76,088
Parents, net                                                                 78,466             84,195             82,762
Organization costs, net                                                           -              3,711              2,970
Capitalized software                                                      8,086,750                  -                  -
Excess of cost of net assets acquired                                     1,156,250                  -                  -
Other assets                                                                526,715             25,785            251,241
                                                                        -----------      -------------      -------------
                     Total assets                                       $10,819,352           $889,467         $1,339,598
                                                                        ===========      =============      =============

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
   Notes payable - bank                                                    $452,000           $406,000           $406,000
   Notes payable - stockholders                                                   -            200,000                  -
   Accounts payable and accrued expenses                                    499,160            296,633            272,463
   Payable due to stockholder                                               500,000                  -                  -
                                                                        -----------      -------------      -------------
                     Total current liabilities                            1,451,160            902,633            678,463

Notes payable                                                               700,000                  -                  -
Convertible term loans                                                            -                  -          1,025,000
Deferred rent                                                               162,344            176,161            172,705
                                                                        -----------      -------------      -------------
                     Total liabilities                                    2,313,504          1,078,794          1,876,168

Stockholder's equity (deficit):
   Preferred stock, $.001 par value; authorized
      1,000,000 shares; 33,333 shares issued and
      outstanding in 1995                                                        33                  -                  -
   Common stock, $.001 par value; authorized
      19,000,000 shares, 12,904,146 and 9,292,364,
      issued and outstanding in 1995 and 1994,
      respectively                                                           12,904              9,292              7,956
   Additional paid in-capital                                            20,286,612          6,138,062          6,279,398
      Less:
         Deferred compensation expense                                   (1,964,286)                 -                  -
         Treasury stock, at cost, 1,667,390 shares                                -            (60,000)                 -
   Deficit accumulated during the development stage                      (9,829,415)        (6,276,681)        (6,823,924)
                                                                        -----------      -------------       ------------
               Total stockholders' equity (deficit)                       8,505,848           (189,327)          (536,570)
                                                                        -----------      -------------       ------------
               Total liabilities and stockholders' equity (deficit)     $10,819,352           $889,467         $1,339,598
                                                                        ===========      =============       ============


ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Operations

For the three and nine months ended July 31, 1995 and 1994

(Unaudited)


                                                        Three Months Ended                 Nine Months Ended
                                                             July 31,                           July 31,
                                                           ----------                          ---------
                                                     1995              1994             1995                 1994
                                                    ------            ------           ------               ------
Royalty revenue                                      $2,989           $4,199             $4,749            $12,532

Selling, general and administrative expenses     (1,082,147)        (893,379)        (2,246,117)        (1,607,355)

Research and development expenses                      (300)          (1,655)              (321)           (43,645)

Interest expense                                    (49,718)         (19,927)           (59,029)           (61,356)

Interest Income                                       7,613            8,499             14,166             18,423

Income from settlement of litigation                 76,466               --             76,466                 --
                                              -------------       ----------       ------------       ------------
           Net Loss                             ($1,045,097)       ($902,263)       ($2,210,086)       ($1,681,401)
                                              =============       ==========       ============       ============

Weighted average number of common                10,728,821        7,955,951          9,714,981          7,484,385
  shares outstanding                          =============       ==========       ============       ============

Net loss per share                                   ($0.10)          ($0.11)            ($0.23)            ($0.22)
                                              =============       ==========       ============       ============


ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statement of Stockholders' Equity

For the fiscal years ended October 31, 1992, 1993, 1994 and for the cumulative period from June 4, 1990 (inception) to July 31, 1995

(Unaudited)


                                                                                                 Accumulated
                                                                                    Additional   Development    Deferred
                                    Price per   Preferred Stock     Common  Stock    Paid In       Stage    Compensation
                                      Share     Shares   Amount    Shares   Amount    Capital      Deficit      Expense      Total
                                      -----     ------   ------    ------   ------    -------      -------      -------     -------
Balance, October 31, 1994                            0       0    7,955,951  7,956   6,279,398   (6,823,924)         0     (536,570)

Conversion of notes payable
 into common stock in December         1.23                         834,529    835   1,024,165                            1,025,000
Sale of common stock during
 November for cash                     1.53                         235,936    236     359,764                              360,000
Sale of common stock during
 March for cash                        2.22                         450,195    450     999,550                            1,000,000
Exchange of common stock
 during March for graphic
 illustration                          2.22                         115,050    115     255,440                              255,555
Issuance of stock in May for
 shares protected against
 anti-dilution                           --                          38,350     38         (38)                                   0
Sale of preferred stock in
 May for cash                          3.00     33,333      33           --     --     100,017                              100,050
Equity acquired from the
 reverse acquisition with
 Astro-Stream                            --                       1,098,810  1,099     806,205     (795,405)                 11,899
Issuance of common stock as
 a result of the acquisition of
 Borta, Inc.                           4.67                       1,818,182  1,818   8,498,182                            8,500,000
Grant of restricted common stock       5.50                         357,143    357   1,963,929              (1,964,286)           0
Net income (loss) for the period
 ended July 31, 1995                     --                              --                      (2,210,086)             (2,210,086)

                                              --------------------------------------------------------------------------------------
Balance, July 31, 1995                          33,333      33   12,904,146 12,904   20,286,612  (9,829,415)(1,964,286)   8,505,848
                                              ======================================================================================


ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statement of Cash Flows

For the nine month period ended July 31, 1995 and 1994

(Unaudited)


                                                                                               1995                  1994
                                                                                              ------                ------
Cash flows from operating activities:                                                      ($2,210,086)           ($1,681,401)
   Net loss during development stage
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                             16,911                 15,628
      Expenses paid by issuance of common stock                                                                        70,000
      Deferred royalty income                                                                                          (8,333)
      Deferred rent                                                                            (10,361)                33,056
      Net realized (gain) loss on sale of marketable securities                                  6,208                 31,317
      Changes in assets and liabilities:
         Decrease (increase) in prepaid expenses and other current assets                     (145,495)                   910
         Increase (decrease) in accounts payable and accrued expenses                           85,224                (97,921)
                                                                                        --------------        ---------------
            Net cash used in operating activities                                           (2,257,599)            (1,636,744)
                                                                                        --------------        ---------------

Cash flows from investing activities:
   Investment in Borta, Inc., net of cash acquired                                            (222,000)                    --
   Expenditures for equipment, leasehold improvements, patents and
      organization costs                                                                       (22,724)               (21,762)
   Purchase of marketable securities                                                          (892,733)              (588,977)
   Sales of marketable securities                                                              926,706                386,146
   Increase in other assets                                                                    (19,919)                (6,663)
   Increase in restricted cash                                                                (100,000)                    --
                                                                                        --------------        ---------------
            Net cash used in investing activities                                             (330,670)              (231,256)
                                                                                        --------------        ---------------

Cash flows from financing activities:
   Net proceeds (repayments) from notes payable - bank                                              --                (39,500)
   Proceeds from notes payable - stockholders                                                  700,000                     --
   Repayments of notes payable - stockholders                                                       --               (160,000)
   Increase in book overdraft                                                                   48,878                     --
   Proceeds from issuance of common stock                                                    1,460,050              1,580,000
   Proceeds acquired in connection with the recapitalization
      of the Company from the Astro-Stream merger                                               59,494                     --
                                                                                        --------------        ---------------
            Net cash used in financing activities                                            2,268,422              1,380,500
                                                                                        --------------        ---------------

            Net increase (decrease) in cash and cash equivalents                              (319,847)              (487,500)

Cash and cash equivalents, beginning of period                                                 502,993                691,284
                                                                                        --------------        ---------------
            Cash and cash equivalents, end of period                                          $183,146               $203,784
                                                                                        ==============        ===============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest                                                                                 $59,029                $57,056
                                                                                        ==============        ===============

      Income taxes                                                                              $4,657                 $6,031
                                                                                        ==============        ===============

ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows, continued

For the nine month period ended July 31, 1995 and 1994

Unaudited


Supplemental schedule of noncash investing and financing activities:

           During 1995, notes payable of $1,250,000 was converted into 834,529 shares of common stock.

           During 1995, the Company issued 115,050 shares of common stock in exchange for original graphic illustrations valued at $255,555.

           In connection with the merger with Astro-Stream, the Company assumed liabilities of $47,595 and acquired cash of $59,494.

           The company purchased all of the capital stock of Borta. The preliminary details of the business acquired are as follows:


Fair value of current assets acquired                              $     78,000
Fair value of fixed assets acquired                                      45,000
Capitalized assets acquired                                           8,086,750
Excess of cost over net assets acquired                               1,156,250
Liabilities assumed                                                     (66,000)
Intercompany payable to the Company                                     (50,000)
                                                                ---------------
   Total purchase price consideration                                 9,250,000
Common stock issued                                                   8,500,000
                                                                ---------------
   Total cash payment to seller                                         750,000
Liabilities to former shareholder                                       500,000
                                                                ---------------
   Cash paid to sellers at closing of the acquisition                   250,000
Less, cash acquired                                                      28,000
                                                                ---------------
   Net cash payment at closing of the acquisition                      $222,000
                                                                ===============

                ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Regulation S-B related to interim period financial statements, and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of the Company at July 31, 1995 and 1994, have been included. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10- KSB for the fiscal year ended June 30, 1994.


Note 2 - ACQUISITIONS

On May 3, 1995, the Company acquired all of the outstanding common stock of Aristo International Corporation, a New York corporation ("Aristo NY"), through the issuance of 9,889,290 shares of the Company's common stock, which constituted 90% of the Company's issued and outstanding common stock immediately following this acquisition. The acquisition was accomplished by merging Aristo NY with and into the Company (the "Merger"). Before the Merger, the Company was inactive and was engaged in seeking out a suitable business for acquisition or merger. After the Merger, the Company changed its name to Aristo International Corporation.

For accounting purposes, the Aristo NY acquisition was treated as a recapitalization of the Company with the Company as the acquirer. All common stock of the Company was retroactively restated to reflect the equivalent number of shares of the Company that were deemed to be issued by the Company in the transaction.

On July 31, 1995, the Company, through its wholly-owned subsidiary BAIC Acquisition Corp., purchased all of the outstanding capital stock of Borta, Inc., a Virginia corporation ("Borta"), for consideration aggregating $9,250,000 (the "Borta Acquisition"). The consideration consisted of $8,500,000 (1,818,181 shares) of newly issued Company common stock and $750,000 in cash. Of the $750,000 in cash payments, $250,000 was paid at the closing and the remaining $500,000 will be paid in equal installments on November 1, 1995 and February 28, 1996. Borta is involved in the creation and development of new multimedia digital entertainment and is engaged in original game development, cross-platform conversions, software tools and techniques and enabling technologies for game platforms.

The Borta Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations will be included in these financial statements from the effective date of the Borta Acquisition. The Borta Acquisition cost has been allocated to the assets acquired and liabilities assumed based on a preliminary estimate of the estimated fair values at the date of the Borta Acquisition, including $38,000 to net current liabilities, $45,000 to fixed assets, $8,086,750 to existing technology and $1,156,250 to excess of cost over net assets acquired. The values assigned to the various identifiable intangible assets will be determined based on anticipated discounted after-tax cash flows for the period estimated to encompass the remaining life of the technology existing at the date of the Borta Acquisition.


Note 3 - SUBSEQUENT EVENTS

On August 1, 1995, the Company issued a note to a shareholder in exchange for $240,000 in cash. This note calls for a lump-sum interest payment of $20,000 on the maturity date, which is December 31, 1995.

On August 1, 1995, the Company entered into subscription agreements for $300,000 and agreed to issue approximately 66,666 shares of common stock therefor.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTH PERIOD ENDED JULY 31, 1995 VS. JULY 31, 1994.

Selling, general and administrative expenses for the period ended July 31, 1995 increased to $2,246,117 from $1,607,355 from the period ended July 31, 1994.

Approximately 70% of the increase was due to an increase in professional and consulting fees. Accounting expenses increased $143,000, primarily due to services relating to the Merger, including an audit of the three fiscal years through fiscal 1994. Consulting expenses increased $90,000 primarily due to costs associated with designing and developing a strategic plan for the interactive multimedia market. Legal fees increased $179,000 primarily due to services relating to the Merger as well as increased legal services relating to transactions in the interactive multimedia marketplace. Other increases included $126,000 for salaries and wages related to additional executive personnel. Royalty revenue decreased to $4,749 in the nine-month period ended July 31, 1995 from $12,532 in the nine-month period ended July 31, 1994 as a result of fully amortizing the remaining advance royalty payment of income and a general decline in the sale of Aristo's consumer product Hidden Eyes(TM). Interest income decreased to $14,166 in the same period in 1995 from $18,423 in 1994 due to decreased holdings of interest-bearing marketable securities.

Research and development expenses decreased to $321 in the nine-month period ended July 31, 1995 from $43,645 for the nine-month period ended July 31, 1994. The decrease is attributable to the completion of existing research and development projects related to low-tech consumer products and no initiation of additional development projects. Aristo expects to incur only nominal amounts of research and development costs in the upcoming twelve months with respect to its consumer products.

COMPARISON OF THREE MONTH PERIOD ENDED JULY 31, 1995 VS. JULY 31, 1994.

Selling, general and administrative expenses for the period ended July 31, 1995 increased to $1,082,147 from $893,379 from the three month period ended July 31, 1994.

Approximately 76% of the increase was due to costs incurred in the development of on-line services including programming, computer time, producers and consultants. Travel and travel related expenses also accounted for an increase of $17,228 related to multi-media acquisitions.

GAIN ON SETTLEMENT OF LAWSUIT
The gain on the settlement of lawsuit in the amount of $76,466 represents the judgement by the Supreme Court of the State of New York, County of New York on January 30, 1995 in favor of the Company and further provides that the Company be paid interest from February 6, 1992.

TAXES
As of July 31, 1995, Aristo had available unused net operating loss carry-forwards of approximately $7.1 million. These tax benefits, which may provide future tax benefits, expire in the period from 2006 to 2009 and may be subject to limitation under Section 382 of the Internal Revenue Code.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its activities with the sale of stock and convertible notes for cash amounting to approximately $8,707,000 and with the exchange of stock for $1,345,000 in products and services. The principal stockholders intend to use their best efforts to finance or obtain financing sufficient for the Company's requirements.

Aristo has a revolving credit facility with a bank in the amount of $500,000. The term of the facility expires on May 15, 1996. As of July 31, 1995, $406,000 had been drawn upon, of which $250,000 of such credit facility is collateralized by a certificate of deposit. Consequently, if for any reason the credit facility if not renewed, the amount to be repaid by Aristo would be limited to the uncollateralized portion of the facility, which as of July 31, 1995 was $156,000. Aristo anticipates renewing this facility and has no reason to believe that the facility will not be renewed upon request. In the event that the credit facility is not renewed, Aristo presently anticipates that the facility would be repaid by the liquidation of the $250,000 collateral and from working capital.

Note payable - Stockholder

The note payable to stockholder of $200,000 at July 31, 1994 was converted into 197,586 shares of common stock on April 20, 1995. At July 31, 1995, the $700,000 balance represents a $500,000 note dated December 29, 1994 and requires interest only payments of 10% per annum through December 1995 and monthly principal and interest payments of $41,666 beginning January 1996 through December 1996. On March 29, 1995, a $200,000 note was issued to a stockholder and is due on April 30, 1996. The note bears interest at 10% per annum payable quarterly and may be converted, at the holders option, into 66,667 shares of common stock prior to December 31, 1995. Subsequent to December 31, 1995, the note may be converted, at the holders option, into such number of shares of common stock obtained by dividing the $200,000 by the market value of the stock discounted by 15%.

During August 1995, the noteholders entered into an agreement to convert these notes into shares of common stock at prices to be determined at a later date.

PART II              -         OTHER INFORMATION

Item 6               -         EXHIBITS AND REPORTS ON FORM 8-K

                     (a)       Exhibits.

                               None.

                     (b)       Reports on Form 8-K.

                               On May 5, 1995, the Company filed a Current Report on Form 8-K with respect to the merger on May 3, 1995 of Aristo International Corporation, a New York corporation, with and into the Company.

                               On August 15, 1995, the Company filed a Current Report on Form 8-K with respect to the merger on July 31, 1991 of Borta, Inc., a Virginia corporation, with and into BAIC Acquisition Corp., a wholly-owned subsidiary of the Company.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

Dated: August 23, 1995

                                ARISTO INTERNATIONAL CORPORATION
                                (formerly known as The Astro-Stream Corporation)


                                By:  /s/ Shmuel Cohen
                                   ----------------------------
                                           Shmuel Cohen
                                           President


                                By:  /s/ Tony Burger
                                   ----------------------------
                                           Tony Burger
                                           Chief Financial Officer



-