Form 10QSB
period 1996-01-31
ARISTO INTERNATIONAL CORP
filed 1996-03-12
CIK 782145

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 1996

Commission File Number 0-25296

                        ARISTO INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                      11-2706304
------------------------------                              ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                              152 WEST 57TH STREET,
                            NEW YORK, NEW YORK 10019
                   ------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 586-2400
                      -----------------------------------
              (Registrant's telephone number, including area code)

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

            As of February 16, 1996, there were 13,500,612 shares of the Registrant's common stock outstanding.

                ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      Index

                                                                           Page
PART I   -   FINANCIAL STATEMENTS

Item 1       Consolidated Balance Sheets as of January 31,
             1996 and October 31, 1995.......................................3

             Consolidated Statement of Operations for the three month
             period ended January 31, 1996 and 1995 and for the cumulative period from June 4, 1990 (inception) to
             January 31, 1996 ...............................................4

             Consolidated Statement of Cash Flows for the three month
             period ended January 31, 1996 and 1995 and for the cumulative period from June 4, 1990 (inception) to
             January 31, 1996 ...............................................5

             Notes to Consolidated Financial Statements......................7

Item 2       Management's Discussion and Analysis of Financial
             Conditions and Results of Operations............................8


PART II   -  OTHER INFORMATION

Item 1       Legal Proceedings..............................................10

Item 6       Exhibits and Reports on Form 8-K...............................10


SIGNATURES..................................................................11

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Balance Sheets

As of January 31, 1996 and October 31, 1995


ASSETS                                                    January 31,                       October 31,
                                                              1996                             1995
                                                          -----------                       -----------
                                                          (Unaudited)                        (Audited)
Current assets:
    Cash and cash equivalents                          $     666,781                    $      540,297
    Restricted cash                                          446,168                           442,430
    Marketable securities                                                                        1,500
    Prepaid expenses and other current assets                247,470                           236,319
                                                       -------------                       -----------
            Total current assets                           1,360,419                         1,220,546

Fixed assets - at cost, net                                  327,178                           252,456
Patents, net                                                  75,602                            77,034
Capitalized software, net                                  7,619,124                         7,907,937
Goodwill, net                                              1,121,045                         1,164,161
Other assets                                                 418,669                           426,195
                                                       -------------                       -----------
            Total assets                               $  10,922,037                     $  11,048,329
                                                       =============                       ===========

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
  Note payable - bank                                  $     406,000                     $     406,000
  Convertible term loans-stockholders                                                          375,000
  Payable to stockholder                                     425,000                           500,000
  Capital leases - current                                    29,428                            25,313
  Accounts payable and accrued expenses                      694,107                           661,045
                                                        ------------                       -----------
            Total current liabilities                      1,554,535                         1,967,358
                                                        ------------                       -----------

Capital leases - long term                                    63,686                            59,209
Deferred rent                                                155,437                           158,891
Convertible term loans-stockholders                          760,000                           565,000
                                                        ------------                       -----------
            Total liabilities                              2,533,658                         2,750,458
                                                        ------------                       -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; authorized
     1,000,000 shares; issued and outstanding
     73,350 and 33,350, respectively                              73                                33
  Common stock, $.001 par value; authorized 19,000,000
     shares; issued and outstanding 13,490,612 and
     13,199,945, respectively                                 13,491                            13,200
  Additional paid-in capital                              23,525,856                        21,871,438
  Deferred compensation expense                           (1,728,572)                       (1,846,429)
  Deficit accumulated during the development stage       (13,422,469)                      (11,740,371)
                                                         -----------                       -----------

          Total stockholders' equity                       8,388,379                         8,297,871
                                                         -----------                       -----------
          Total liabilities and stockholders' equity    $ 10,922,037                      $ 11,048,329
                                                         ===========                       ===========


ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Operations

For the three month period ended January 31, 1996 and 1995 and for the cumulative period from June 4, 1990 (inception) to January 31, 1996

(UNAUDITED)


                                                                 January 31,                        Cummulative
                                                     ----------------------------------               Since
                                                            1996                 1995             June 4, 1990*
                                                     -------------        -------------         --------------
Royalty revenue                                        $     1,547          $     1,779            $   118,546
Production revenue                                          90,000                    -                238,300
                                                       -----------          -----------            -----------
        Total revenue                                       91,547                1,779                356,846
Selling, general and administrative expenses            (1,076,614)            (629,223)           (10,534,045)
Research and development expenses                         (660,843)                 (21)            (2,283,696)
Interest expense                                           (40,890)             (13,713)              (275,035)
Interest and other income (expenses)                         8,553              101,374                117,302
                                                       -----------          -----------            -----------

Net loss                                                (1,678,247)            (539,804)           (12,618,628)
Dividends on preferred stock                                (3,851)                   -                 (8,436)
                                                       -----------          -----------            -----------
Net loss applicable to common stockholders             $(1,682,098)         $  (539,804)          $(12,627,064)
                                                       -----------          -----------            -----------
Weighted average number of common shares                13,345,279            8,941,184
                                                       ===========          ===========
outstanding
Net loss per share                                     $     (0.13)         $     (0.06)
                                                       ===========          ===========



*  Excludes losses from Astro-Stream.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows

For the three month period ended January 31, 1996 and 1995 and for the cumulative period from June 4, 1990 (inception) to January 31, 1996

(UNAUDITED)

                                                                                         January 31,               Cumulative
                                                                               -----------------------------          Since
                                                                                   1996             1995           June 4, 1990
                                                                               -----------       -----------       -----------
  Net loss during development stage                                             (1,678,247)        (539,804)      (12,618,628)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   469,054            4,647         1,009,656
   Expenses paid by issuance of common stock                                         2,750                          1,228,623
   Deferred rent                                                                    (3,454)          (3,454)          155,437
   Loss on disposal of fixed asset                                                                                     19,200
   Net realized loss on sale of marketable securities                                   38                             51,883
   Net unrealized gain on marketable securities                                                                        (7,713)
   Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets                        (11,151)         (105,171)        (191,437)
      (Increase) decrease in accounts payable and accrued expenses                  27,631           (41,424)         544,585
                                                                               -----------       -----------       -----------
         Net cash used in operating activities                                  (1,193,379)         (685,206)      (9,808,394)
                                                                               -----------       -----------       -----------

Cash flows from investing activities:
    Investment in Borta net of cash acquired                                                                          (238,615)
    Expenditures for equipment, leasehold improvements,                            (92,883)          (12,346)         (439,130)
        patents and organization costs                                                                              (1,517,601)
    Purchases of marketable securities
    Sales of marketable securities                                                   1,462             8,250         1,473,431
    Purchase of computer software                                                                                     (110,000)
    Decrease (increase) in other assets                                              7,524          (139,241)         (163,115)
    Increase in restricted cash                                                     (3,738)                           (446,168)
                                                                               -----------       -----------       -----------
                    Net cash used in investing activities                          (87,635)         (143,337)       (1,441,198)
                                                                               -----------       -----------       -----------

Cash flows from financing activities:
    Net proceeds from notes payable - bank                                                               251           359,857
    Proceeds from notes payable - stockholders                                                                         793,500
    Repayments of notes payable - stockholders                                     (75,000)                          (418,500)
    Capital leases                                                                  14,349                             98,871
    Convertible term loans converted to equity
    Proceeds acquired in connection with Astro-Stream merger                                                            59,494
    Proceeds from issuance of preferred stock                                      220,000                            320,050
    Proceeds from issuance of common stock                                       1,232,000          360,000         8,786,537
    Proceeds from issuance of convertible term loans                                20,000          500,000         1,985,000
    Purchase of treasury stock                                                                                         (60,000)
    Dividends on preferred stock                                                    (3,851)                            (8,436)
                                                                               -----------       -----------       -----------
                    Net cash provided by financing activities                    1,407,498          860,251        11,916,373
                                                                               -----------       -----------       -----------

                    Net increase in cash and cash equivalents                      126,484           31,708           666,781

Cash and cash equivalents, beginning of period                                     540,297          502,993
                                                                               -----------       -----------       -----------

                Cash and cash equivalents, end of period                       $   666,781       $   534,701       $   666,781
                                                                               ===========       ===========       ===========


ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows, continued

                                                                                         January 31,               Cumulative
                                                                               -----------------------------          Since
                                                                                   1996             1995           June 4, 1990
                                                                               -----------       -----------       -----------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
    Interest                                                                   $    36,091       $    13,713       $   207,840
                                                                               ===========       ===========       ===========
   Income taxes                                                                $     4,069       $     2,734       $    23,695
                                                                               ===========       ===========       ===========



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

During January 1996, the Company issued 500 shares of common stock in exchange for consulting services valued at $2,750.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Regulation S-B related to interim period financial statements, and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of the Company at January 31, 1996 and 1995, have been included. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995.


Note 2 - SUBSEQUENT EVENTS

On February 12, 1996 Aristo executed a $500,000 promissory note bearing interest at twelve percent per annum, payable on May 12, 1996, the maturity date of the note. The holder of the note, until the maturity date, shall have the right and option to convert the note into 90,909 shares of restricted common stock. The holder also has a continuing contractual right to receive 12.5% of the earnings before interest and taxes from licensing of music and video onto video CD's. In certain circumstances this contractual right is terminable by the Company and convertible into warrants to purchase additional shares of the Company's common stock.

Subsequent to January 31, 1996, the Company entered into a subscription agreement to issue and sell 10,000 shares of common stock in exchange for $55,000 in cash. As of February 16, 1996 all subscribed amounts have been received.

On March 6, 1996 the holder of the $500,000 promissory note, issued on December 29, 1995, indicated its intent to convert the note into 90,909 shares of the Company's stock.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

PLAN OF OPERATION

During the next twelve months, the Company expects to continue the development of software for use in interactive multi-player network gaming and video conference communication on the World Wide Web and hardware as well as software for the utilization of Motion Picture Expert Group (MPEG) encoding for full screen video on Multimedia PC's. The Company has placed substantial emphasis on developing relationships with software publishers and major players in the film, cable and telecommunications industries which have existing distribution systems.

During fiscal 1995, the Company began development of eleven products for four separate publishers and signed a letter of intent with PSINet for the development of multi-player, networked/on-line game software. This development effort will continue through fiscal 1996, with initial product introductions planned for the second to fourth quarters of 1996. The Company had entered into negotiations or signed agreements for additional development, licensing or conversion projects during the first quarter of 1996.

The Company's employee base grew from 8 full-time employees in fiscal 1994 to 36 full-time employees during fiscal 1995. The majority of this growth, approximately 25 employees, was added through the acquisition of Borta in July 1995. It is anticipated that this growth will continue in fiscal 1996 to more than 50 full-time employees. This expansion will occur primarily in the areas of game development, engineering and graphics, which will increase the production capabilities for original concept games.

GENERAL

The Company's revenues are comprised of software development fees, royalties on software products and royalties received on consumer product licenses. Cost of revenue, which includes the salaries of the software programmers and engineers, as well as depreciation of the fixed assets used in the development of the software, are included in research and development.

Revenue from software development contracts is recognized when prescribed milestones, as defined in the specific contracts, are reached. Royalties on software and the Company's consumer products are recognized as earned.

The Company's financial statements do not contain a provision for income tax expense from its inception through January 31, 1996 as the Company has incurred operating losses since inception. The Company has paid minimum state and local taxes during the years, as required. As of October 31, 1995, Aristo had available unused net operating loss carry forwards of approximately $9.8 million. These tax benefits, which may provide future tax benefits, expire in the period from 2006 to 2010 and may be subject to limitation under 382 of the Internal Revenue Code. The Company has fully reserved these potential future tax benefits.

Comparison of Quarter Ended January 31, 1996 vs. January 31, 1995
-----------------------------------------------------------------

Consolidated revenues for the first quarter of 1996 increased $89,768 to $91,547 from the same period in 1995. The increase was due to the acquisition of Borta which generated revenues of $90,000 in the first quarter of 1996.

Selling, general and administrative expenses for the quarter ended January 31, 1996 increased to $1,076,614 from $629,223 for the same period in 1995, an increase of $447,391. Expenses of $155,922, or 35%, of the increase are attributable to Borta, which was acquired on July 31, 1995. Deferred compensation expense of $117,857, or 26%, of the increase was recorded during the current quarter. No such expense is included in the quarter ended January 31, 1995.

Salaries and benefits increased $144,158, or 32%, due to the hiring of additional personnel. Travel and entertainment expense increased $61,816 as a result of travel related to visits to potential new acquisition candidates and to Borta. These increases were offset in part by a decrease of $111,748 in professional fees substantially due to a reduction in accounting fees as a result of special projects being performed in 1995 which did not occur in 1996.

Research and development expenses increased to $660,843 for the quarter ended January 31, 1996 from $21 for the quarter ended January 31, 1995. The increase is attributable to the development work done by Borta during the quarter. Borta was not a subsidiary of Aristo during the first quarter of 1995.

Gain on Settlement of Lawsuit
-----------------------------

A gain on the settlement of a lawsuit in the amount of $76,466 represents the judgement by the Supreme Court of the State of New York, County of New York on January 30, 1995 in favor of the Company and further provides that the Company be paid interest from February 6, 1992. This amount has been included in interest and other income (expense) in the January 31, 1995 Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its activities with the sale of stock and convertible notes for cash amounting to approximately $11,734,000 and with the exchange of stock for approximately $934,000 in products and services. The Company intend to use its best efforts to finance or obtain financing sufficient for the Company's requirements.

Aristo has a revolving credit facility with a bank in the amount of $500,000. The facility expires on May 15, 1996. As of January 31, 1996, $406,000 had been drawn upon, of which $250,000 is collateralized by a certificate of deposit. Consequently, if for any reason the credit facility is not renewed, the amount to be repaid by Aristo would be limited to the uncollateralized portion of the facility, which as of January 31, 1996 was $156,000. Aristo anticipates renewing this facility and has no reason to believe that the facility will not be renewed upon request. In the event that the credit facility is not renewed, Aristo presently anticipates that the facility would be repaid by the liquidation of the $250,000 collateral and from working capital.

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

CONVERTIBLE TERM LOANS

On December 29, 1994, the Company issued a promissory note, to a stockholder for $500,000 in cash, and on December 29, 1995 the Company issued a new note which replaces and supersedes the note dated December 29, 1994. Under the terms of the new note, the note is payable in eight monthly installments, beginning on May 1, 1996. The note bears interest at a rate equal to 10% per annum, payable on the last day of each month. The stockholder shall have the option, until May 1, 1996, to convert the note into 90,909 shares of common stock of the Company at an exercise price of $5.50 per share, in lieu of payment of principal. On March 6, 1996 the holder of the note indicated its intent to convert the note into 90,909 shares of the Company's common stock.

On March 29, 1995, the Company issued a promissory note to a stockholder for $200,000 in cash, collateralized by certain of the Company's patents, bearing interest at 10% payable quarterly. On December 29, 1995, the stockholder exercised its right to convert the note into 66,667 common shares of the Company.

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

PART II -  OTHER INFORMATION

Item 1  -  LEGAL PROCEEDINGS

     TOM FRIED VS. BORTA, INC., BORTA ASSOCIATES, RON BORTA AND LESLIE DAVIS. This action was commenced by a former employee of Borta, Inc. alleging a claim for royalties from work performed while an employee and for additional wages. This action was filed on May 12, 1995 in the Circuit Court of Fairfax County, Virginia. This action, reported in the Company's 10-KSB for the year ended October 31, 1995, has been dismissed, with prejudice, by Tom Fried.

Item 6  -  EXHIBITS AND REPORTS ON FORM 8-K

              (a)       Exhibits.

                        None.

              (b)       None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

Dated: March 12, 1996

                                           ARISTO INTERNATIONAL CORPORATION
                                          (formerly known as The Astro-Stream
                                           Corporation)


                                           By: /s/ Mouli Cohen
                                              -----------------------------
                                              Mouli Cohen
                                              President


                                           By: /s/ Edward J. Hughes
                                              -----------------------------
                                              Edward J. Hughes
                                              Chief Financial Officer