Form 10QSB
period 1996-04-30
ARISTO INTERNATIONAL CORP
filed 1996-06-14
CIK 782145

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 1996

Commission File Number 0-25296

                        ARISTO INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                       11-2706304
- --------                                                       ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              152 WEST 57TH STREET,
                              ---------------------
                            NEW YORK, NEW YORK 10019
                            ------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 586-2400
                                 --------------
              (Registrant's telephone number, including area code)

             ------------------------------------------------------
         (Former Name and Former Address, if Changed Since Last Report)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   X             No
                                                     -----               -----

            As of June 3, 1996, there were 13,390,523 shares of the Registrant's common stock outstanding.

                ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      Index

                                                                          Page
                                                                          ----
PART I   -   FINANCIAL INFORMATION

Item 1       (a)         Consolidated Balance Sheets as of April 30,
                         1996 and October 31, 1995.........................3

             (b)         Consolidated Statement of Operations for the
                         Three  Months Ended April 30, 1995 and 1996;
                         Six Months Ended April 30, 1995 and 1996 and
                         Cumulative since June 4, 1990 ....................4

             (c)         Consolidated Statements of Cash Flows for th
                         Six Months Ended April 30, 1996 and 1995
                         and Cumulative since June 4, 1990 ................5

             (d)         Notes to Consolidated Financial Statements........7

Item 2       Management's Discussion and Analysis of Financial
             Conditions and Results of Operations..........................8


PART II   -  OTHER INFORMATION

Item 1       Legal Proceedings............................................11

Item 6       Exhibits and Reports on Form 8-K.............................11


SIGNATURES................................................................11

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Balance Sheets

As of April 30, 1996 and October 31, 1995

                                                                                         April 30,      October 31,
                                                        ASSETS:                            1996            1995
                                                                                       ------------    ------------
                                                                                        (Unaudited)      (Audited)
                                                                                       ============    ============
Current Assets:
  Cash and cash equivalents                                                            $    440,803    $    540,297
  Restricted cash                                                                           446,168         442,430
  Marketable securities                                                                                       1,500
  Prepaid expenses and other current assets                                                 239,391         236,319
                                                                                       ------------    ------------
                        Total current assets                                              1,126,362       1,220,546

Fixed assets - at cost, net                                                                 528,872         252,456
Patents, net                                                                                 74,170          77,034
Capitalized software, net                                                                 7,330,311       7,907,937
Goodwill, net                                                                             1,077,929       1,164,161
Other assets                                                                                434,261         426,195
                                                                                       ------------    ------------
                        Total assets                                                   $ 10,571,905    $ 11,048,329
                                                                                       ============    ============

                                         LIABILITIES and STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued expenses                                                $  1,035,335    $    661,045
  Notes payable - bank                                                                      406,000         406,000
  Convertible term loans - stockholders                                                     450,000         375,000
  Payable to stockholder                                                                    425,000         500,000
  Capital leases - current                                                                   74,352          25,313
                                                                                       ------------    ------------
                        Total current liabilities                                         2,390,687       1,967,358

Convertible term loans - stockholders                                                     1,260,000         565,000
Capital leases - long term                                                                  107,986          59,209
Deferred rent                                                                               151,984         158,891
                                                                                       ------------    ------------
                        Total liabilities                                                 3,910,657       2,750,458

Stockholder's equity:
  Preferred stock, $.001 par value; authorized
    1,000,000 shares; issued and outstanding
    73,350 and 33,350, respectively                                                              73              33
  Common stock, $.001 par value; authorized
    19,000,000 shares; issued and outstanding
    13,260,332 and 13,199,945 respectively                                                   13,260          13,200
  Additional paid in-capital                                                             22,256,800      21,871,438
  Deferred compensation expense                                                                   0      (1,846,429)
  Deficit accumulated during the development stage                                      (15,608,885)    (11,740,371)
                                                                                       ------------    ------------
                        Total stockholders' equity                                        6,661,248       8,297,871
                                                                                       ------------    ------------
                        Total liabilities and stockholders' equity                     $ 10,571,905    $ 11,048,329
                                                                                       ============    ============

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Operations

For the Three Months Ended April 30, 1996 and 1995;
Six Months Ended April 30, 1996 and 1995 and
Cumulative since June 4, 1990

                                                             Three Months Ended               Six Months Ended
                                                                 April 30,                       April 30,
                                                       ----------------------------    ----------------------------     Cumulative
                                                           1996    and     1995            1996            1995            Since
                                                       ------------    ------------    ------------    ------------    June 4, 1990*
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                       ------------    ------------    ------------    ------------    ------------
Royalty revenue                                        $      1,655    $        (29)   $      3,202    $      1,760    $    120,201

Production revenue                                          142,513                         182,836                         331,136
                                                       ------------    ------------    ------------    ------------    ------------

            Total revenue                                   144,168             (29)        186,038           1,760         451,337

Selling, general and administrative expenses             (1,503,593)       (641,097)     (2,575,295)     (1,217,294)    (12,032,726)

Research and development expenses                          (843,439)           --        (1,513,294)            (21)     (3,136,147)

Interest expense                                            (17,264)        (26,544)        (88,456)        (40,257)       (322,601)

Interest and other income                                    11,484         (11,374)         20,037          81,753         128,786
                                                       ------------    ------------    ------------    ------------    ------------

            Net loss                                     (2,208,644)       (679,044)     (3,970,970)     (1,174,059)    (14,911,352)

Dividends on preferred stock                                (11,551)           --           (15,402)           --           (19,987)
                                                       ------------    ------------    ------------    ------------    ------------
Net loss applicable to common shareholders             $ (2,220,195)   $   (679,044)   $ (3,986,372)   $ (1,174,059)   $(14,931,338)
                                                       ============    ============    ============    ============    ============

Weighted average number of common
  shares outstanding                                     13,375,472       9,309,039      13,375,472       9,309,039
                                                       ============    ============    ============    ============

Net loss per share                                         ($  0.17)       ($  0.07)       ($  0.30)       ($  0.13)
                                                       ============    ============    ============    ============


* Excludes cumulative losses of The Astro-Stream Corporation of 4795,405 a the time of the Merger.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

Consolidated Statements of Cash Flows

For the Six Months Ended April 30, 1996 and 1995 and
Cumulative since June 4, 1990

                                                                             Six Months Ended
                                                                                April 30,                Cumulative
                                                                        ----------------------------        Since
                                                                            1996            1995        June 4, 1990
                                                                        ------------    ------------    ------------
                                                                         (Unaudited)     (Unaudited)     (Unaudited)
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
  Net loss during development stage                                     $ (3,970,970)   $ (1,174,059)   $(14,911,351)
  Adjustments to reconcile net loss to net cash used in
   operating activites:
    Depreciation and amortization                                            732,575          12,264       1,273,177
    Expenses paid by issuance of common stock                                  2,750                       1,228,623
    Deferred rent                                                             (6,907)         (6,907)        151,984
    Loss on disposal of fixed asset                                                                           19,200
    Net realized loss on sale of marketable securities                            38                          51,883
    Net unrealized loss (gain) on marketable securities                                       21,131          (7,713)
    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets                   (3,072)       (111,504)       (183,358)
      Increase (decrease) in accounts payable and accrued expenses           374,293         (57,857)        891,247
                                                                        ------------    ------------    ------------
        Net cash used in operating activities                             (2,871,293)     (1,316,932)    (11,486,308)
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
  Investment in Borta, Inc., net of cash acquired                                                           (238,615)
  Expenditures for equipment, leasehold inprovements, patents and
    organization costs                                                      (342,270)        (14,645)       (688,517)
  Purchase of marketable securities                                                         (893,762)     (1,517,601)
  Sales of marketable securities                                               1,462         100,401       1,473,431
  Purchase of computer software                                                                             (110,000)
  Increase in other assets                                                    (8,068)     (1,580,469)       (178,707)
  Increase in restricted cash                                                 (3,738)                       (446,168)
                                                                        ------------    ------------    ------------
         Net cash used in investing activities                              (352,614)     (2,388,475)     (1,706,177)
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from notes payable - bank                                                                     359,857
  Proceeds from notes payable - stockholders                                                                 793,500
  Repayments of notes payable - stockholders                                 (75,000)                       (418,500)
  Capital leases                                                              97,815                          182,337
  Proceeds acquired in connection with the Astro-Stream merger                                                 59,494
  Proceeds from issuance of preferred stock                                  220,000                          320,050
  Proceeds from issuance of common stock                                   1,927,000       3,890,555       9,481,537
  Proceeds (repayments) from convertible term loans                          970,000        (325,000)      2,935,000
  Purchase of treasury stock                                                                                 (60,000)
  Dividends on preferred stock                                               (15,402)                        (19,987)

                                                                        ------------    ------------    ------------
        Net cash provided by financing activities                          3,124,413       3,565,555      13,633,288
                                                                        ------------    ------------    ------------

        Net (decrease) increase in cash and cash equivalents                 (99,494)       (139,852)        440,803

Cash and cash equivalents, beginning of period                               540,297         502,993

                                                                        ------------    ------------    ------------
        Cash and cash equivalents, end of period                        $    440,803    $    363,141    $    440,803
                                                                        ============    ============    ============
Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                            $     82,268    $     40,257    $    290,108
                                                                        ============    ============    ============
    Income taxes                                                        $      7,859    $      3,385    $     31,554
                                                                        ============    ============    ============

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES

(a development stage enterprise)

Consolidated Statements of Cash Flows

Supplemental Schedule of noncash investing and financing activities:

On June 4, 1990, the Company issued 3,334,780 shares of common stock in exchange for techical know-how and patents valued at $600,000.

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

During December 1995, convertible term loans of $200,000 were converted into 66,667 shares of common stock.

During January 1996, the Compay issued 500 shares of common stock in exchange for consulting services valued at $2,750.

Notes to Consolidated Financial Statements

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Regulation S-B related to interim period financial statements, and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the financial position of the Company at April 30, 1996 and 1995, have been included. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995.


Note 2 - SUBSEQUENT EVENTS

As of June 5, 1996, the Company's backlog was approximately $2.0 million. The Company includes in its backlog all orders booked through a valid purchase order, but not shipped. Product orders in the Company's backlog can extend over a period as long as six months and are subject to changes in delivery schedules and cancellation at the option of the purchaser without significant penalty. Accordingly, backlog at any particular date may not be a reliable measure for any future period. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Subsequent to April 30, 1996, the Company entered into subscription agreements to issue and sell 97,000 shares of common stock in exchange for $533,500 in cash. As of June 10, 1996 all subscription amounts have been received. Additionally, the Company has received $516,500 as consideration for options to purchase 61,000 shares of common stock which the optionee may call for the consideration to be returned at any time during the period beginning 45 days after the date of the option and ending on various dates in August and September 1996.

On May 15, 1996 holders of all issued and outstanding shares of the Company's preferred stock converted their shares of preferred stock into common stock, at a conversion price of $5.50 per share. The 73,350 preferred shares have been converted into 58,191 common shares. All dividends on the preferred shares have been paid to the date of conversion.

On May 13, 1996 the Company, Ron Borta and Leslie Davis completed an agreement in principle which provides for, among other things, the resignation of Ron Borta and Leslie Davis as officers and directors of Borta, Inc. In connection therewith, Mr. Borta and Ms. Davis will surrender all options to purchase common stock previously granted to either of them, and Mr. Borta will surrender 357,143 restricted shares of common stock previously granted to him, together with any options, incentive payments or rights related thereto. In connection with severance benefits the Company will pay to each of Mr. Borta and Ms. Davis eight months salary, based on their current rates of pay, over a six month period with the remaining balance payable on December 31, 1996. In addition, $425,000 remaining to be paid to Ron Borta pursuant to his signing bonus with the Company will be payable $5,000 upon the execution of definitive agreements relating to the resignations, $150,000 in August 1996, and the balance on December 31, 1996. Mr. Borta will continue to be available to serve as a consultant to the Company, for no additional compensation, for up to 15 hours per month until July 31, 1996.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs and develops game, music and entertainment products which take advantage of the increasingly widespread availability of telephone-based computer networks, such as the Internet and its World Wide Web. The Company's products will be accessed at out-of-home locations through proprietary terminals linked to the Internet and at home through CD-ROM software available through retail and other channels of distribution.

From inception to April 30, 1996, the Company's operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets and performing research and development. The Company now intends to focus on the refinement of its networking systems and game software, and the launching of its out-of-home networked games and entertainments, and at-home game and entertainment software.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's networked entertainment products are still being developed and have not generated any revenues to date. To date, substantially all of the Company's revenues have been attributable to services and products other than the networked entertainment products currently focused upon by the Company. The Company's future financial performance will depend in large part upon the successful development, introduction and customer acceptance of its networked entertainment products.

During the next twelve months, the Company expects to continue the development of terminals and software for its interactive, networked entertainment products. The Company will be dependent upon distributors for the sale of its out-of-home entertainment terminals and software, and on relationships with distributors and software publishers for access to existing distribution systems for at-home software.

The Company's employee base grew from ten full-time employees in fiscal 1994 to approximately fifty full-time employees by early 1996. Continued expansion will occur primarily in the areas of networking systems and game engineering and graphics, which will increase the design and development capabilities for networked multiplayer games and entertainments.

History

On May 3, 1995, Aristo International Corporation, a New York corporation (the "Predecessor"), was merged (the "Merger") with and into the Company, which was then known as "The Astro-Stream Corporation." The Company was the surviving corporation in the Merger and, pursuant to the Merger, the name of the Company was changed to "Aristo International Corporation." Prior to the Merger, the Company had no operations. The Predecessor was incorporated in 1990 to invest in licensable and patentable consumer products for the mass market. From late 1994 until the effective date of the Merger, the Predecessor (and since the Merger, the Company) has conducted its business as described above.

On July 31, 1995, the Company acquired 100% of the outstanding capital stock of Borta, Inc., an entertainment software engineering and development company (the "Acquisition").

General

The Company's revenues historically have been comprised of software development fees and royalties on software products. Cost of revenue, which includes the salaries of the software programmers and engineers, as well as depreciation of the fixed assets used in the development of the software, are included in research and development.

Revenue from software development contracts is recognized when prescribed milestones, as defined in the specific contracts, are reached. Royalties on software are recognized as earned.

The Company's financial statements do not contain a provision for income tax expense from its inception through April 30, 1996 as the Company has incurred operating losses since inception. The Company has paid minimum state and local taxes during the years, as required. As of October 31, 1995, the Company had available unused net operating loss carry forwards of approximately $9.8 million. These tax benefits, which may provide future tax benefits, expire in the period from 2006 to 2010 and may be subject to limitations under 382 of the Internal Revenue Code. The Company has fully reserved these potential future tax benefits.

Comparison of the six months ended April 30, 1996  vs. April 30, 1995

Consolidated revenues for the six months ended April 30, 1996 were $186,038, an increase of $184,278 as compared to the same period in 1995. Revenues from the development of software represented 98% of the 1996 revenues. Royalties on the Company's consumer products represented 2% of revenues in 1996 compared to 100% of revenues in 1995.

Selling, general and administrative expenses for the six months ended April 30, 1996 increased to $2,575,295 from $1,217,294 for the six months ended April 30, 1995. Approximately 17%, or $234,188 of the increase in selling, general and administrative expense was due to an increase in travel and related expenses. This increase was the result of visits to potential digital entertainment acquisition targets and travel to the Company's operating locations. Selling, general and administrative expenses increased $262,628, or 19% as a result of the Acquisition. Selling, general and administrative expenses at the Company's compressed software division, which began operations in February 1996, were $363,717 and represented 26% of the increase. Salaries and benefits increased $302,082, or 22%, as a result of hiring additional corporate staff. Additionally, the company provided a reserve for severance of $200,000 representing 15% of the increase in 1996.

These increases were offset by decreases in professional and consulting fees. Accounting expenses decreased by $91,748, primarily due to the absence of services relating to the Merger during 1996. Legal fees decreased by $56,541 or 4%, primarily due to the absence of services relating to the Merger offset, in part, by increased legal services relating to transactions in the digital entertainment marketplace.

Research and development expenses increased to $1,513,294 for the six months ended April 30, 1996 from $21 for the six months ended April 30, 1995. The increase is attributable to the development of networked game technology and design of networked and multiplayer games.

Interest and other income (expense) - net decreased $109,915 to a net expense of $(68,419) for the six months ended April 30, 1996 from net income of $41,496 during the same period in 1995. The decrease is primarily due to an increase in interest expense in 1996 of $48,199 as a result of additional borrowing offset, in part, by an increase in interest income of $13,426 and a gain in 1995 from the settlement of a lawsuit in the amount of $76,466 which did not recur in 1996.

Comparison of Quarter Ended April 30, 1996 vs. April 30, 1995

Consolidated revenues for the three months ended April 30, 1996 were $144,168, vs. $(29) for the same period in 1995. Revenues from the development of software represented 99% of the 1996 revenues. Negative revenue was recorded during 1995 due to an adjustment of commissions owed on royalties from the Company's consumer products.

Selling, general and administrative expenses for the three months ended April 30, 1996 increased to $1,503,593 from $641,097 for the three months ended April 30, 1995. Approximately 19%, or $167,426, of the increase in selling, general and administrative expense was due to an increase in travel and related expenses. This increase was the result of visits to potential interactive multimedia acquisition targets and travel to the Company's operating locations. Selling, general and administrative expenses increased $106,706 or 12% as a result of the Acquisition. Selling, general and administrative expenses at the Company's compressed software division, which began operations in February 1996, were $363,717 and represented 42% of the increase. Salaries and benefits increased $159,394 or 18% as a result of hiring additional staff.These increases were offset by decreases to professional and consulting fees. Accounting expenses decreased $10,984 or 1% primarily due to services relating to the Merger incurred in 1995, including an audit for the three fiscal years ended October 31, 1994. Legal fees decreased by $38,298 or 4% primarily due to services relating to the Merger offset, in part, by increased legal services relating to transactions in the interactive multimedia marketplace.

Research and development expenses were to $843,439 for the three months ended April 30, 1996 vs. Zero for the three months ended April 30, 1995. The increase is attributable to the development of networked game technology and design of networked and multiplayer games.

Interest and other income (expense) - net decreased to $(5,780) from $(37,918) in 1995. The decrease in 1996 is primarily the result of interest earned upon the maturity of certificates of deposits and monthly bank interest and the absence of unrealized losses on marketable securities of $12,772 incurred in 1995.

Liquidity and Capital Resources

Since inception, the Company has financed its activities with the sale of stock and convertible notes for cash amounting to approximately $12,429,000 and with the exchange of stock for approximately $934,000 in products and services. The Company intends to use its best efforts to finance or obtain financing sufficient for the Company's requirements.

Aristo has a revolving credit facility with a bank in the amount of $500,000. The facility expires on May 20, 1997. As of April 30, 1996, $406,000 had been drawn upon, of which $250,000 is collateralized by a certificate of deposit.

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

Convertible Term Loans

On December 29, 1994, the Company issued a promissory note to a stockholder for $500,000 in cash, and on December 29, 1995 the Company issued a new note which replaces and supersedes the note dated December 29, 1994. Under the terms of the new note, as amended, the note is payable in five monthly installments, beginning on August 31, 1996. The note bears interest at a rate equal to 10% per annum, payable on the last day of each month. The stockholder shall have the option, until August 31, 1996, to convert the note into 90,909 shares of common stock of the Company at an exercise price of $5.50 per share, in lieu of payment of principal. On March 6, 1996 the holder of the note indicated its intent to convert the note into 90,909 shares of the Company's common stock.

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

On February 12, 1996 the Company executed a $500,000 promissory note, as amended bearing interest at twelve percent per annum, payable on July 12, 1996, the maturity date of the note. The holder of the note, until the maturity date, shall have the right and option to convert the note into 90,909 shares of restricted common stock. The holder also has a continuing contractual right to receive 12.5% of the Company's earnings before interest and taxes from licensing of music and video onto video CD's. In certain circumstances this contractual right is terminable by the Company and convertible into warrants to purchase additional shares of the Company's common stock. On June 13, 1996 the holder of the note indicated its intent to convert the note into 90,909 shares of thhe Company's common stock.

On April 12, 1996 the Company executed a $450,000 promissory note bearing interest at twelve percent per annum, payable on June 28, 1996. The holder of the note shall have the right to convert the note into 89,898 shares of common stock at any time after the date of the note and prior to December 31, 1996.

PART II     -           OTHER INFORMATION

Item 1      -           LEGAL PROCEEDINGS

                        Polymer Technologies, Inc. V. Aristo Intl.. Corp. The Predecessor attempted to develop a lunch box divided into thermostatic compartments, and for this purpose, entered into a contract with Polymer Technologies, Inc. to develop a prototype and then manufacture a marketable version of the product. Polymer failed to produce a prototype satisfying the design specifications provided by the Predecessor. The Predecessor terminated this project with Polymer. In May, 1993, Polymer commenced an action in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $65,000. A stipulation of settlement was filed in this suit on April 15, 1996, pursuant to which the Company will pay Polymer $30,000 in installments, the last of which will be payable on June 15, 1996.

Item 6      -           EXHIBITS AND REPORTS ON FORM 8-K

                        (a)         Exhibits.

                                    None.

                        (b)         Reports on Form 8-K

                                    None.


                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

Dated: June 13, 1996

                               ARISTO INTERNATIONAL CORPORATION
                               (formerly known as The Astro-Stream Corporation)


                               By:  /s/ Mouli Cohen
                                   -----------------------
                                   Mouli Cohen
                                   President


                               By:  /s/ Edward J. Hughes
                                   -----------------------
                                   Edward J. Hughes
                                   Chief Financial Officer