Form 10QSB
period 1996-07-31
ARISTO INTERNATIONAL CORP
filed 1996-09-19
CIK 782145

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 1996

Commission File Number 0-25296

                        ARISTO INTERNATIONAL CORPORATION
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               11-2706304
- ------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              152 WEST 57TH STREET,
                            NEW YORK, NEW YORK 10019
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 586-2400
                -------------------------------------------------
              (Registrant's telephone number, including area code)


                -------------------------------------------------
         (Former Name and Former Address, if Changed Since Last Report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes [X]     No [_]

           Transitional Small Business Disclosure Format (check one)
                                                     Yes [_]     No [X]

           As of September 13, 1996, there were 14,483,144 shares of the Registrant's common stock outstanding.

                ARISTO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION
          ---------------------

Item 1     (a)       Consolidated Balance Sheets as of July 31,
                     1996 and October 31, 1995................................3

           (b)       Consolidated  Statements  of  Operations  for the
                     Three Months  Ended July 31, 1996 and 1995;  Nine
                     Months Ended July 31, 1996 and 1995 and for the Cumulative Period June 4, 1990
                     (Inception) to July 31, 1996 ............................4

           (c)       Consolidated Statements of Stockholders'
                     Equity for the Years Ended October 31, 1991, 1992
                     1993, 1994, 1995 and for the Period from
                     June 4, 1990 (Inception) to July 31, 1996................5

           (d)       Consolidated Statements of Cash Flows for the
                     Nine Months Ended July 31, 1996 and 1995
                     and for the Cumulative Period June 4, 1990
                     (Inception) to July 31, 1996.............................7

           (e)       Notes to Consolidated Financial Statements..............10

Item 2     Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..............................12


PART II    OTHER INFORMATION
           -----------------

Item 1     Legal Proceedings.................................................15

Item 6     Exhibits and Reports on Form 8-K..................................15


SIGNATURES...................................................................15

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

JULY 31, 1996 AND OCTOBER 31, 1995


                                     ASSETS:                      July 31,
                                                                    1996
                                                                 ------------     October, 31
                                                                 (Unaudited)         1995
                                                                 ------------    ------------
Current Assets:
  Cash and cash equivalents                                      $    544,104    $    540,297
  Restricted cash                                                     446,168         442,430
  Marketable securities                                                                 1,500
  Prepaid expenses and other current assets                           253,431         236,319
                                                                 ------------    ------------
                    Total current assets                            1,243,703       1,220,546

Fixed assets - at cost, net                                           646,250         252,456
Patents, net                                                           72,738          77,034
Capitalized software, net                                           7,041,498       7,907,937
Goodwill, net                                                       1,034,813       1,164,161
Other assets                                                          439,931         426,195
                                                                 ------------    ------------
                    Total assets                                 $ 10,478,933    $ 11,048,329
                                                                 ============    ============

                     LIABILITIES and STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued expenses                          $  2,054,345    $    661,045
  Notes payable - bank                                                406,000         406,000
  Convertible term loans - stockholders                               450,000         375,000
  Payable to stockholder                                              420,000         500,000
  Capital leases - current                                             65,583          25,313
                                                                 ------------    ------------
                    Total current liabilities                       3,395,928       1,967,358

Convertible term loans - stockholders                               1,976,500         565,000
Capital leases - long term                                            164,233          59,209
Deferred rent                                                         148,530         158,891
                                                                 ------------    ------------
                    Total liabilities                               5,685,191       2,750,458

Stockholder's equity:
  Preferred stock, $.001 par value; authorized
    1,000,000 shares; issued and outstanding
    0 and 33,350, respectively                                                             33
  Common stock, $.001 par value; authorized
    19,000,000 shares; issued and outstanding
    13,632,044 and 13,199,945, respectively                            13,632          13,200
  Additional paid in-capital                                       23,965,229      21,871,438
  Deferred compensation expense                                                    (1,846,429)
  Deficit accumulated during the development stage                (19,185,119)    (11,740,371)
                                                                 ------------    ------------
                    Total stockholders' equity                      4,793,742       8,297,871
                                                                 ------------    ------------
                    Total liabilities and stockholders' equity   $ 10,478,933    $ 11,048,329
                                                                 ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995;
NINE MONTHS ENDED  JULY 31, 1996 AND 1995 AND FOR THE
CUMULATIVE PERIOD JUNE 4, 1990 (INCEPTION) TO JULY 31, 1996

                                                          Three Months Ended          Nine Months Ended
                                                               July 31,                    July 31,              Cumulative
                                                      -------------------------   -------------------------        Since
                                                         1996          1995          1996          1995        June 4, 1990*
                                                      -----------   -----------   -----------   -----------    -------------
                                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)
                                                      -----------   -----------   -----------   -----------    -------------
Royalty revenue                                       $     2,800   $     2,989   $     6,002   $     4,749    $     123,001

Production revenue                                          9,511             -       192,347             -          340,647
                                                      -----------   -----------   -----------   -----------    -------------
         Total revenue                                     12,311         2,989       198,349         4,749          463,648

Selling, general and administrative expenses           (2,260,644)   (1,028,823)   (4,835,939)   (2,246,117)     (14,293,370)

Research and development expenses                      (1,267,725)         (300)   (2,781,019)         (321)      (4,403,872)

Interest expense                                          (79,282)      (18,772)     (167,738)      (59,029)        (401,883)

Interest and other income                                  18,924         8,879        38,961        90,632          147,710
                                                      -----------   -----------   -----------   -----------    -------------

         Net loss                                      (3,576,416)   (1,036,027)   (7,547,386)   (2,210,086)     (18,487,767)

Dividends on preferred stock                                    -             -       (15,219)            -          (19,804)
                                                      -----------   -----------   -----------   -----------    -------------

Net loss applicable to common shareholders            $(3,576,416)  $(1,036,027)  $(7,562,605)  $(2,210,086)   $ (18,507,571)
                                                      ===========   ===========   ===========   ===========    =============

Weighted average number of common
  shares outstanding                                   13,554,091     9,714,981    13,554,091     9,714,981
                                                       ==========     =========    ==========     =========

Net loss per share                                     $    (0.26)     $  (0.11)   $    (0.56)    $   (0.23)
                                                       ==========     =========    ==========     =========


* Excludes cumulative losses of The Astro-Stream Corporation of $795,405 at the time of the Merger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations.
     -    History" in Part I, Item 2 of this report.

                     The accompanying notes are an integral
                part of these consolidated financial statements.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 1991, 1992, 1993, 1994 AND 1995 AND FOR THE PERIOD FROM JUNE 4,1990 (INCEPTION) TO JULY 31, 1996(UNAUDITED)

                                 [TABLE 1 OF 2]


                                                 Preferred Stock            Common Stock        Additional
                                                -----------------         -------------------    Paid in
                                                Shares     Amount         Shares       Amount    Capital
                                                -----------------------------------------------------------
Issuance of common stock for
  initial capitalization ($0.18 per share)                              3,334,780   $  3,335    $  596,665
Sale of common stock during November
  for cash ($0.12 per share)                                            1,764,099      1,764       218,526
Sale of common stock during October
  for cash ($1.29 per share)                                              155,067        155       199,845
Exchange of common stock during October for
  services at estimated value ($1.28 per share)                            78,367         78        99,922
Net loss for the year ended October 31, 1991
- -----------------------------------------------------------------------------------------------------------
Balance, October 31, 1991                                               5,332,313      5,332     1,114,958


Sale of common stock during the year
  for cash ($0.85 per share)                                            1,589,023      1,589     1,348,411
Sale of common stock during the year
  for cash ($1.17 per share)                                              235,102        235       274,765
Exchange of common stock during August for
  services at estimated value ($1.28 per share)                            78,367         79        99,921
Net loss for the year ended October 31, 1992
- -----------------------------------------------------------------------------------------------------------
Balance, October 31, 1992                                               7,234,805      7,236     2,838,055


Sale of common stock during the year
  for cash ($1.63 per share)                                              611,932        612       999,388
Sale of common stock during the year
  for cash ($1.28 per share)                                              195,085        195       249,805
Exchange of common stock during May for
  services at estimated value ($1.29 per share)                           116,717        117       149,883
Exchange of common stock during October for
  services at estimated value ($1.33 per share)                            15,006         15        19,985
Exchange of common stock during October for
  patent rights at estimated value
  ($1.28 per share)                                                        39,184         39        49,961
Purchase of treasury stock for cash
  ($0.04 per share)
Net loss for the year ended October 31, 1993
- -----------------------------------------------------------------------------------------------------------
Balance, October 31, 1993                                               8,212,729      8,214     4,307,077


Sale of common stock during the year
  for cash ($1.46 per share)                                            1,030,447      1,030     1,498,970
Exchange of common stock during January for
  services at estimated value ($1.33 per share)                            15,007         15        19,985
Exchange of common stock during January for
  services at estimated value ($1.46 per share)                            34,181         34        49,966
Conversion of note payable and accrued interest
  into common stock ($1.53 per share)                                     171,741        172       261,892
Conversion of note payable into common stock
  ($1.26 per share)                                                       159,236        159       199,841
Repayment of stock subscription receivable
Retirement of treasury stock during October                            (1,667,390)    (1,667)      (58,333)
Net loss for the year ended October 31, 1994
- -----------------------------------------------------------------------------------------------------------
Balance, October 31, 1994                                               7,955,951      7,957     6,279,398


Conversion of notes payable into
  common stock ($1.23 per share)                                          834,529        835     1,024,165
Sale of common stock during November
  for cash ($1.53 per share)                                              235,936        236       359,764
Sale of common stock during March
  for cash ($2.22 per share)                                              450,195        450       999,550
Exchange of common stock in March for
  graphic illustrations ($2.22 per share)                                 115,050        115       255,440
Issuance of common stock per anti-dilution
  provision                                                                38,350         38           (38)
Sale of preferred stock in May for
  cash ($3.00 per share)                        33,350  $      33              --         --       100,017
Equity acquired from the reverse
  acquisition with Astro-Stream                                         1,098,997      1,099       806,205
Issuance of common stock as a result of the
   acquisition of Borta, Inc. ($4.67 per share)                         1,818,182      1,818     8,498,182
Grant of common stock ($5.50 per share)                                   357,143        357     1,963,929
Sale of common stock during August for
  cash ($4.50 per share)                                                   66,666         67       299,933
Sale of common stock during August for
  cash ($5.50 per share)                                                   93,500         94       514,156
Exchange of common stock in August for
  consulting services ($6.50 per share)                                    25,000         25       162,475
Exchange of common stock in August for
  consulting services ($5.75 per share)                                     3,687          4       21,196
Exchange of common stock in August for
  consulting services ($5.50 per share)                                       395         --        2,172
Sale of common stock during September
  for cash ($5.50 per share)                                               96,364         96      529,904
Sale of common stock during October for
  cash ($5.50 per share)                                                   10,000         10       54,990
Amortization of deferred compensation expense
Dividend on preferred stock
Net loss for the year ended October 31, 1995
- -----------------------------------------------------------------------------------------------------------
Balance, October 31, 1995                       33,350         33      13,199,945     13,201   21,871,438




                                 [TABLE 2 OF 2]


                                                  Deficit
                                                Accumulated                     Common Stock Held
                                                 During the       Deferred         in Treasury           Stock
                                                Development     Compensation     ----------------     Subscription
                                                   Stage          Expense        Shares    Amount      Receivable     Total
                                               -------------------------------------------------------------------------------
Issuance of common stock for
  initial capitalization ($0.18 per share)                                                                           $  600,000
Sale of common stock during November
  for cash ($0.12 per share)                                                                                            220,290
Sale of common stock during October
  for cash ($1.29 per share)                                                                                            200,000
Exchange of common stock during October for
  services at estimated value ($1.28 per share)                                                                         100,000
Net loss for the year ended October 31, 1991    (1,478,158)                                                          (1,478,158)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1991                       (1,478,158)                                                            (357,868)


Sale of common stock during the year
  for cash ($0.85 per share)                                                                                          1,350,000
Sale of common stock during the year
  for cash ($1.17 per share)                                                                                            275,000
Exchange of common stock during August for
  services at estimated value ($1.28 per share)                                                                         100,000
Net loss for the year ended October 31, 1992    (1,480,812)                                                          (1,480,812)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1992                       (2,958,970)                                                            (113,679)


Sale of common stock during the year
  for cash ($1.63 per share)                                                                          $   (80,000)      920,000
Sale of common stock during the year
  for cash ($1.28 per share)                                                                                            250,000
Exchange of common stock during May for
  services at estimated value ($1.29 per share)                                                                         150,000
Exchange of common stock during October for
  services at estimated value ($1.33 per share)                                                                          20,000
Exchange of common stock during October for
  patent rights at estimated value
  ($1.28 per share)                                                                                                      50,000
Purchase of treasury stock for cash
  ($0.04 per share)                                                          (1,667,390)   $(60,000)                    (60,000)
Net loss for the year ended October 31, 1993    (1,636,310)                                                          (1,636,310)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1993                       (4,595,280)                  (1,667,390)    (60,000)     (80,000)      (419,989)


Sale of common stock during the year
  for cash ($1.46 per share)                                                                                          1,500,000
Exchange of common stock during January for
  services at estimated value ($1.33 per share)                                                                          20,000
Exchange of common stock during January for
  services at estimated value ($1.46 per share)                                                                          50,000
Conversion of note payable and accrued interest
  into common stock ($1.53 per share)                                                                                   262,064
Conversion of note payable into common stock
  ($1.26 per share)                                                                                                     200,000
Repayment of stock subscription receivable                                                                80,000         80,000
Retirement of treasury stock during October                                   1,667,390      60,000                          --
Net loss for the year ended October 31, 1994    (2,228,644)                                                          (2,228,644)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1994                       (6,823,924)                           0           0            0       (536,569)


Conversion of notes payable into
  common stock ($1.23 per share)                                                                                      1,025,000
Sale of common stock during November
  for cash ($1.53 per share)                                                                                            360,000
Sale of common stock during March
  for cash ($2.22 per share)                                                                                          1,000,000
Exchange of common stock in March for
  graphic illustrations ($2.22 per share)                                                                               255,555
Issuance of common stock per anti-dilution
  provision                                                                                                                  --
Sale of preferred stock in May for
  cash ($3.00 per share)                                                                                                100,050
Equity acquired from the reverse
  acquisition with Astro-Stream                   (795,405)                                                              11,899
Issuance of common stock as a result of the
   acquisition of Borta, Inc. ($4.67 per share)                                                                       8,500,000
Grant of common stock ($5.50 per share)                        $ (1,964,286)                                                 --
Sale of common stock during August for
  cash ($4.50 per share)                                                                                                300,000
Sale of common stock during August for
  cash ($5.50 per share)                                                                                                514,250
Exchange of common stock in August for
  consulting services ($6.50 per share)                                                                                 162,500
Exchange of common stock in August for
  consulting services ($5.75 per share)                                                                                 21,200
Exchange of common stock in August for
  consulting services ($5.50 per share)                                                                                  2,172
Sale of common stock during September
  for cash ($5.50 per share)                                                                                           530,000
Sale of common stock during October for
  cash ($5.50 per share)                                                                                                55,000
Amortization of deferred compensation expense                       117,857                                            117,857
Dividend on preferred stock                         (4,585)                                                             (4,585)
Net loss for the year ended October 31, 1995    (4,116,457)                                                         (4,116,457)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1995                      (11,740,371)      (1,846,429)          --          --           --    8,297,871

(1) All common shares information has been restated since inception to reflect conversion of the outstanding shares of Aristo's common stock into 90% of the common stock of Astro-Stream pursuant to the Merger.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

FOR THE YEARS ENDED OCTOBER 31, 1991, 1992, 1993, 1994 AND 1995 AND FOR THE PERIOD FROM JUNE 4,1990 (INCEPTION) TO JULY 31, 1996(UNAUDITED)

                                 [TABLE 1 OF 2]


                                                 Preferred Stock            Common Stock        Additional
                                                -----------------         -------------------    Paid in
                                                Shares     Amount         Shares       Amount    Capital
                                                -------------------------------------------------------------

Sale of common stock during
  November for cash ($5.50 per share)                                    60,000          60        329,940
Sale of common stock during
  December for cash ($5.50 per share)                                   164,000         164        901,836
Conversion of notes payable into common
  stock in December ($3.00 per share)                                    66,667          67        199,933
Sale of preferred stock during January
  for cash ($5.50 per share)                     40,000       40                                   219,960
Exchange of common stock in January for
  consulting services ($5.50 per share)                                     500           1          2,749
Sale of common stock during February for
  cash ($5.50 per share)                                                 10,000          10         54,990
Sale of common stock during March for
  cash ($5.50 per share)                                                 60,000          60        329,940
Sale of common stock during April for
  cash ($5.50 per share)                                                 56,363          56        309,944
Write-off of deferred compensation expense                             (357,143)       (357)    (1,963,929)
Sale of common stock during May for
  cash ($5.50 per share)                                                 59,362          59        326,432
Exchange of common stock in May for
  consulting services ($5.76 per share)                                     421           0          2,423
Exchange of common stock in May for
  consulting services ($4.82 per share)                                   1,100           1          5,302
Conversion of preferred stock into
  common stock in May                           (73,350)     (73)        58,191          58             15
Sale of common stock during June for
  cash ($5.50 per share)                                                 57,638          58        316,951
Exchange of common stock in June for
  consulting services ($5.50 per share)                                   1,000           1          5,499
Sale of common stock during July for
  cash ($5.50 per share)                                                152,000         152        835,848
Exchange of common stock in July for
  consulting services ($5.50 per share)                                  12,000          12         65,988
Exchange of common stock in August for
  product rights ($5.00 per share)                                       30,000          30        149,970
Dividend on preferred stock
Net loss for the nine months ended
  July 31, 1996
- ---------------------------------------------------------------------------------------------------------------
Balance, July 31, 1996 (unaudited)                  --     $  --     13,632,044    $ 13,632    $23,965,228



                                 [TABLE 2 OF 2]

                                                  Deficit
                                                Accumulated                     Common Stock Held
                                                 During the       Deferred         in Treasury           Stock
                                                Development     Compensation     ----------------     Subscription
                                                   Stage          Expense        Shares    Amount      Receivable     Total
                                               -------------------------------------------------------------------------------

Sale of common stock during
  November for cash ($5.50 per share)                                                                               330,000
Sale of common stock during
  December for cash ($5.50 per share)                                                                               902,000
Conversion of notes payable into common
  stock in December ($3.00 per share)                                                                               200,000
Sale of preferred stock during January
  for cash ($5.50 per share)                                                                                        220,000
Exchange of common stock in January for
  consulting services ($5.50 per share)                                                                               2,750
Sale of common stock during February for
  cash ($5.50 per share)                                                                                             55,000
Sale of common stock during March for
  cash ($5.50 per share)                                                                                            330,000
Sale of common stock during April for
  cash ($5.50 per share)                                                                                            310,000
Write-off of deferred compensation expense          117,857        1,846,429
Sale of common stock during May for                                                                                      --
  cash ($5.50 per share)                                                                                            326,491
Exchange of common stock in May for
  consulting services ($5.76 per share)                                                                               2,423
Exchange of common stock in May for
  consulting services ($4.82 per share)                                                                               5,303
Conversion of preferred stock into
  common stock in May                                                                                                    --
Sale of common stock during June for
  cash ($5.50 per share)                                                                                            317,009
Exchange of common stock in June for
  consulting services ($5.50 per share)                                                                               5,500
Sale of common stock during July for
  cash ($5.50 per share)                                                                                            836,000
Exchange of common stock in July for
  consulting services ($5.50 per share)                                                                              66,000
Exchange of common stock in August for
  product rights ($5.00 per share)                                                                                  150,000
Dividend on preferred stock                         (15,219)                                                        (15,219)
Net loss for the nine months ended
  July 31, 1996                                  (7,547,386)                                                     (7,547,386)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1996 (unaudited)             $(19,185,119)     $      --      --         --          --       $ 4,793,741

(1) All common shares information has been restated since inception to reflect conversion of the outstanding shares of Aristo's common stock into 90% of the common stock of Astro-Stream pursuant to the Merger.

ARISTO INTERNATIONAL CORPORATION and SUBSIDIARIES
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995 AND FOR THE
CUMULATIVE PERIOD JUNE 4, 1990 (INCEPTION) TO JULY 31, 1996

                                                                       Nine Months Ended
                                                                           July 31,               Cumulative
                                                                 ----------------------------        Since
                                                                     1996            1995        June 4, 1990
                                                                 ------------    ------------    ------------
                                                                  (Unaudited)     (Unaudited)     (Unaudited)
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
  Net loss during development stage                              $ (7,429,529)   $ (2,210,086)   $(18,369,910)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                  1,094,480          16,911       1,635,082
     Expenses paid by issuance of common stock                        231,977            --         1,457,850
     Deferred rent                                                    (10,361)        (10,361)        148,530
     Loss on disposal of fixed asset                                     --             6,208          19,200
     Net realized loss on sale of marketable securities                    38            --            51,883
     Net unrealized gain on marketable securities                        --              --            (7,713)
     Changes in assets and liabilities:
       Increase in prepaid expenses and other current assets          (17,112)       (145,495)       (197,398)
       Increase in accounts payable and accrued expenses            1,393,300          85,224       1,910,254
                                                                 ------------    ------------    ------------
           Net cash used in operating activities                   (4,737,207)     (2,257,599)    (13,352,222)
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
  Investment in Borta, Inc., net of cash acquired                        --          (222,000)       (238,615)
  Expenditures for equipment, leasehold improvements, patents
    and organization costs                                           (342,896)        (22,724)       (604,621)
  Purchase of marketable securities                                      --          (892,733)     (1,517,601)
  Sales of marketable securities                                        1,462         926,706       1,473,431
  Purchase of computer software                                          --              --          (110,000)
  Increase  in other assets                                           (13,737)        (19,919)       (184,376)
  Increase in restricted cash                                          (3,738)       (100,000)       (446,168)
                                                                 ------------    ------------    ------------
          Net cash used in investing activities                      (358,909)       (330,670)     (1,627,950)
                                                                 ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from notes payable - bank                                 --              --           359,857
  Proceeds from notes payable - stockholders                                          700,000         793,500
  Repayments of notes payable - stockholders                          (75,000)           --          (418,500)
  Increase in book overdraft                                             --            48,878            --
  Proceeds acquired in connection with the Astro-Stream merger           --            59,494          59,494
  Proceeds from issuance of preferred stock                           220,000            --           320,050
  Proceeds from issuance of common stock                            3,283,643       1,460,050      10,838,180
  Proceeds from convertible term loans                              1,686,500                       3,651,500
  Purchase of treasury stock                                             --              --           (60,000)
  Dividends on preferred stock                                        (15,219)           --           (19,804)

                                                                 ------------    ------------    ------------
          Net cash provided by financing activities                 5,099,924       2,268,422      15,524,277
                                                                 ------------    ------------    ------------

          Net (decrease) increase in cash and cash equivalents          3,808        (319,847)        544,104

Cash and cash equivalents, beginning of period                        540,296         502,993            --

                                                                 ------------    ------------    ------------
          Cash and cash equivalents, end of period               $    544,104    $    183,146    $    544,104
                                                                 ============    ============    ============

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

During 1994, a note payable of $200,000 was converted into 159,236 shares of commmon stock.

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

The Company purchased all of the capital stock of Borta, Inc. The details of the business acquired are as follows:

Fair value of current assets acquired                        $    67,418
Fair value of fixed assets acquired                               43,258
Intangible assets of business acquired:
     Capitalized software                                      8,086,750
     Excess of cost over net assets acquired (goodwill)        5,008,049
Deferred tax liability                                        (3,800,772)
Liabilities assumed                                             (104,703)
Intercompany payable to the Company                              (50,000)
                                                             -----------
     Total purchase price consideration                        9,250,000
Common stock issued                                            8,500,000
                                                             -----------
     Total cash to be paid to sellers                            750,000
Liabilities to former stockholder                                500,000
     Cash paid to sellers at closing of the acquisition          250,000
Less, cash acquired                                               11,385
                                                             -----------
     Net cash payment at closing of the acquisition          $   238,615
                                                             ===========

In connection with the purchase of Borta, the Company issued 357,143 shares of restricted common stock valued at $1,964,286 to the President of Borta as deferred compensation. These shares are subject to forfeiture (see note 3).

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

During 1996, the Company issued 14,921 shares of common stock in exchange for consulting services valued at $81,977.

During 1996, the Company issued 58,191 shares of common stock in exchange for the 73,350 outstanding shares of preferred stock.

During 1996, the Company issued 30,000 shares of common stock in exchange for product rights valued at $150,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim unaudited financial statements reflect adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company's management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Sales and the net loss for any interim period are not necessarily indicative of the results for a full year. The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company, as of July 31, 1996, has a working capital deficiency of $2,152,225. The Company expects to incur substantial costs and expenses during the ensuing twelve months as the Company continues to develop new products and executes its new business strategy. The Company believes that its demonstrated ability to raise capital through equity financing (see Notes 2 and 7), together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital expenditures for at least the next twelve months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to raise additional funds through public or private debt financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.

NOTE 2 -   STOCK SUBSCRIPTIONS

Subsequent to July 31, 1996, the Company entered into common stock subscription agreements whereby the Company will receive $3,500,000 in cash, in exchange for 700,000 shares of the Company's Common Stock from the first closing under a Private Placement Memorandum. Subsequently, from the second closing under the same Private Placement Memorandum, the Company entered into common stock subscription agreements whereby the Company will receive an additional $400,000 in cash in exchange for 80,000 shares of the Company's Common Stock. As of August 30, 1996, all amounts have been received.

NOTE 3 - DEFERRED COMPENSATION

On May 13, 1996, the Company, Borta's president ("President") and Borta's chief operating officer ("COO") completed an agreement which provides for, among other things, the resignation of the President and COO as officers and directors of Borta, Inc. In connection therewith, the President and COO have surrendered all options to purchase common stock previously granted to either of them, and the President has surrendered 357,143 restricted shares of common stock previously granted, together with any options, incentive payments or rights related thereto. In connection with their severance benefits, the Company will pay to each of the President and COO eight months salary, based on their current rates of pay, over a six month period with the remaining balance payable on December 31, 1996. In addition, $425,000 remaining to be paid to the President pursuant to his signing bonus with the Company is payable $5,000 upon the execution of definitive agreements relating to the resignations, $150,000 on August 30, 1996, and the balance on December 31, 1996.

NOTE 4 - FINANCING

On July 31, 1995, the Company issued a $240,000 note ("Original Note") maturing on December 31, 1995 plus interest of $20,000. On December 29, 1995, the Company issued a new note ("New Note") for $260,000 which represents the principal and accrued interest on the Original Note. The New Note replaces and supersedes the Original Note. Under the terms of the New Note, the principal is payable on January 1, 1997 with quarterly interest payments of $13,000 payable on April 1, 1996; July 1, 1996; October 1, 1996 and January 1, 1997. On December 29, 1995,
the holder of the New Note indicated its intent to convert the New Note into 47,273 shares of common stock at a conversion price of $5.50 per share effective January 1, 1997.

A $500,000 promissory note issued on December 29, 1995 has been replaced and superseded on April 30, 1996 and again on July 31, 1996. The new note is payable in one installment of $500,000 on December 31, 1996 and bears interest at a rate equal to 10% per annum, payable on the last day of the month. The holder shall have the option, until December 31, 1996, to convert the note into 90,909 shares of common stock of the Company at an exercise price of $5.50 per share, in lieu of payment of principal. On March 6, 1996 the holder of the note indicated its interest to convert the note into 90,909 shares of the Company's common stock.

On February 12, 1996, the Company executed a $500,000 promissory note, as amended, bearing interest at 12% per annum, payable on December 12, 1996, the maturity date of the note. The holder of the note, until the maturity date, shall have the right and option to convert the note into 90,909 shares of restricted common stock. The holder also has a continuing contractual right to receive 12.5% of the earnings before interest and taxes from licensing of music and video CD's. As of July 31, 1996, no amounts have accrued with respect to the contractual rights. In certain circumstances this contractual right is terminable by the Company and convertible into warrants to purchase additional shares of the Company's common stock. On June 12, 1996, the holder of the note indicated its intent to convert the note into 90,909 shares of the Company's common stock.

On April 12, 1996, the Company executed a $450,000 promissory note, as amended, bearing interest at 12% per annum, payable on August 15, 1996. The holder of the note shall have the right to convert the note into 81,818 shares of common stock at any time after the date of the note and prior to December 31, 1996. On August 22, 1996, principal and accrued interest were paid in full.

On June 27, 1996, the Company issued a promissory note to a stockholder for $330,000 in cash, bearing interest at the prime lending rate, as published in the Wall Street Journal, and payable on October 31, 1996. The Company shall have the right to prepay the aggregate principal amount of the note, together with accrued interest through the date of the prepayment without penalty or premium. The stockholder shall have the option to acquire, until December 31, 1996, 120,000 shares of common stock of the Company for $660,000. On September 12, 1996 the holder of the note indicated its intent to convert the note into 60,000 shares of the Company's common stock.

NOTE 5 -    RESTRICTED CASH

Included in restricted cash at July 31, 1996 is $100,000 held in escrow related to a contested claim by the former shareholders of Astro-Stream Corporation and the Company. Subsequent to July 31, 1996 all parties entered into a Stipulation of Discontinuance pursuant to which the Company waived their rights to the $100,000. As of July 31, 1996, the Company has accrued for this amount.

NOTE 6 -    STOCK OPTIONS

Transactions involving stock option awards during the nine months ended July 31, 1996 are summarized below. The total number of options exercisable on July 31, 1996 was 201,000. As of July 31, 1996, shares available for future grants under the 1994 Plan and 1995 Plan amounted to 105,000 and 839,285 respectively.

                                              1994       1995     Exercise Price
                                              Plan       Plan        Per Share

   Options outstanding at October 31, 1995    300,000    642,859     $1.00-$8.00
   Options granted                             95,000                $5.50
   Options cancelled                                     482,144     $1.00-$5.50
                                              -------    -------
   Options outstanding at July 31, 1996       395,000    160,715
                                              =======    =======

The Board of Directors of the Company approved, subject to stockholder approval, the adoption of the 1996 Stock option Plan (the "1996 Plan"). The 1996 Plan provides for a maximum of 1,500,000 shares of the Company's common stock to be issued in connection with stock option grants.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to July 31, 1996 the Company entered into a subscription agreement to issue and sell 71,100 shares of common stock in exchange for $391,050 in cash. As of September 14, 1996, all subscribed amounts have been received. Additionally, the Company has received $130,000 as consideration for options to purchase 20,000 shares of common stock. At such optionee's option, such consideration may be refunded to such optionee at any time during the period beginning 45 days after the date of the option and ending in January 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs and develops location-based, pay-per-play and cash-prize tournament electronic games and entertainment products which can link multiple players in multiple locations via an Internet connection.

The Company's business reflects the growing trend to connect people via computer networks and, as a result, to create new forms of interactive, social entertainment. According to the Vending Times 1995 Census, total revenue in the U.S. in 1994 for all coin-operated amusements was $6.8 billion. The U.S. electronic video game business (which excludes pinball and redemption machines) generated $2.3 billion of that revenue.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's networked entertainment products are still being developed and have not generated any revenues to date. Substantially all of the Company's revenues have been attributable to products other than the networked entertainment products currently focused upon by the Company. The Company's future financial performance will depend in large part upon the successful development, introduction and customer acceptance of its location-based networked entertainment products.

During the next twelve months, the Company expects to continue the development of hardware and software for its networked, location-based entertainment products. The Company intends to sell its products through a network of over one hundred third party distributors.

The Company's employee base grew from ten full-time employees in fiscal 1994 to approximately seventy full-time employees by early 1996. Continued expansion will occur primarily in the design and development capabilities for Aristo's products.

HISTORY

On May 3, 1995, Aristo International Corporation, a New York corporation (the "Predecessor"), was merged (the "Merger") with and into the Company, which was previously known as "The Astro-Stream Corporation." The Company was the surviving corporation in the Merger and, pursuant to the Merger, the name of the Company was changed to "Aristo International Corporation." Prior to the Merger, the Company had no operations. The Predecessor was incorporated in 1990 to invest in licensable and patentable consumer products for the mass market.

On July 31, 1995, the Company acquired 100% of the stock of Borta, Inc., an entertainment software engineering and development company (the "Acquisition").

GENERAL

The Company's revenues historically have been comprised of software development fees. Salaries of the software programmers, networking specialists, engineers and graphic artists, as well as depreciation of the fixed assets used in the development of hardware and software, are included in research and development.

The Company's financial statements do not contain a provision for income tax expense from its inception through July 31, 1996 as the Company has incurred operating losses since inception. As of October 31, 1995, the Company had available unused net operating loss carry forwards of approximately $9,797,000, which may provide future tax benefits, expiring in various years from 2006 to 2010. The Company has fully reserved these potential future tax benefits.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 1996 VS. JULY 31, 1995

Consolidated revenues for the nine months ended July 31, 1996 were $198,349 , an increase of $193,600 as compared to the same period in 1995. Revenues from the development of software represented 97% of the 1996 revenues. Royalties on the Company's consumer products represented 3% of revenues in 1996 compared to 100% of revenues in 1995.

Selling, general and administrative expenses for the nine months ended July 31, 1996 increased to $4,835,939 from $2,246,117 for the nine months ended July 31, 1995. Approximately 19%, or $485,198 of the increase in selling, general and administrative expense was due to an increase in travel and related expenses. This increase was the result of visits to potential digital entertainment targets and travel to the Company's Virginia and California operating locations. Selling, general and administrative for the Company's new business focus for its networked, location-based entertainment products totaled $1,331,112 for the nine months ended July 31, 1996; there was no comparable expense for the same period in 1995. These expenses represent 51% of the total increase. Additionally, the Company provided a severance reserve of $119,237 representing 5% of the increase.

Research and development expenses increased to $2,781,019 for the nine months ended July 31, 1996 from $321 for the nine months ended July 31, 1995. The increase is attributable to the development of hardware systems, system software, networked game technology and the design and implementation of networked, multiplayer games. Expenses related to prototypes and final test products are also included in this increase.

Interest and other income (expense) - net decreased $160,380 to ($128,777) for the nine months ended July 31, 1996 from $31,603 during the same period in 1995. The decrease is primarily due to an increase in interest expense in 1996 of $108,709 as a result of additional borrowing offset, in part, by an increase in interest income of $24,795 and a gain in 1995 from the settlement of a lawsuit in the amount of $76,466.

COMPARISON OF QUARTER ENDED JULY 31, 1996 VS. JULY 31, 1995

Consolidated revenues for the three months ended July 31, 1996 were $12,311, as compared to $2,989 for the same period in 1995. Revenues from the development of software represented 23% of the 1996 revenues compared to 100% of revenues in 1995.

Selling, general and administrative expenses for the three months ended July 31, 1996 increased to $2,260,644 from $1,028,823 for the three months ended July 31, 1995. Approximately 20%, or $250,762, of the increase in selling, general and administrative expense was due to an increase in travel and related expenses. This increase was the result of visits to potential interactive multimedia acquisition targets and travel to the Company's operating locations. Selling, general and administrative for the Company's new business focus for its networked, location-based entertainment products totaled $741,316 for the three months ended July 31, 1996; there was no comparable expense for the same period in 1995; these expenses represent 60% of the total increase.

Research and development expenses increased to $2,781,091 for the three months ended July 31, 1996 from $300 for the three months ended July 31, 1995. The increase is attributable to the development of hardware systems, system software, networked game technology and the design and implementation of networked, multiplayer games. Expenses related to prototypes and final test products are also included in this increase.

Interest and other income (expense) - net decreased $50,465 to ($60,385) for the three months ended July 31, 1996 from $(9,893) during the same period in 1995. The decrease is primarily due to an increase in interest expense in 1996 of $60,510 as a result of additional borrowing offset, in part, by an increase in interest income of $10,514.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its activities with the sale of stock and convertible notes for cash amounting to approximately $18,650,000 and with the exchange of stock for approximately $1,163,000 in products and services. The Company intends to use its best efforts to finance or obtain financing sufficient for the Company's requirements.

The Company has a revolving credit facility with The Merchants Bank of New York in the amount of $500,000. The facility expires on May 15, 1997. As of July 31, 1996, $406,000 had been drawn upon, of which $250,000 is collateralized by a certificate of deposit.
                                      -13-

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

CONVERTIBLE TERM LOANS

On July 31, 1995, the Company issued a $240,000 note ("Original Note") maturing on December 31, 1995 plus interest of $20,000. On December 29, 1995, the Company issued a new note ("New Note") for $260,000 which represents the principal and accrued interest on the Original Note. The New Note replaces and supersedes the Original Note. Under the terms of the New Note, the principal is payable on January 1, 1997 with quarterly interest payments of $13,000 payable on April 1, 1996; July 1, 1996; October 1, 1996 and January 1, 1997. On December 29, 1995,
the holder of the New Note indicated its intent to convert the New Note into 47,273 shares of common stock at a conversion price of $5.50 per share effective January 1, 1997.

A $500,000 promissory note issued on December 29, 1995 has been replaced and superseded on April 30, 1996 and again on July 31, 1996. The new note is payable in one installment of $500,000 on December 31, 1996 and bears interest at a rate equal to 10% per annum, payable on the last day of the month. The holder shall have the option, until December 31, 1996, to convert the note into 90,909 shares of common stock of the Company at an exercise price of $5.50 per share, in lieu of payment of principal, On March 6, 1996 the holder of the note indicated its interest to convert the note into 90,909 shares of the Company's common stock.

On February 12, 1996, the Company executed a $500,000 promissory note, as amended, bearing interest at 12% per annum, payable on December 12, 1996, the maturity date of the note. The holder of the note, until the maturity date, shall have the right and option to convert the note into 90,909 shares of restricted common stock. The holder also has a continuing contractual right to receive 12.5% of the earnings before interest and taxes from licensing of music and video CD's. As of July 31, 1996, no amounts have accrued with respect to the contractual rights. In certain circumstances this contractual right is terminable by the Company and convertible into warrants to purchase additional shares of the Company's common stock. On June 12, 1996, the holder of the note indicated its intent to convert the note into 90,909 shares of the Company's common stock.

On April 12, 1996, the Company executed a $450,000 promissory note, as amended, bearing interest at 12% per annum, payable on August 15, 1996. The holder of the note shall have the right to convert the note into 81,818 shares of common stock at any time after the date of the note and prior to December 31, 1996. On August 22, 1996, principal and accrued interest were paid in full.

On June 27, 1996, the Company issued a promissory note to a stockholder for $330,000 in cash, bearing interest at the prime lending rate, as published in the Wall Street Journal, and payable on October 31, 1996. The Company shall have the right to prepay the aggregate principal amount of the note, together with accrued interest through the date of the prepayment without penalty or premium. The stockholder shall have the option to acquire, until December 31, 1996, 120,000 shares of common stock of the Company for $660,000. On September 12, 1996, the holder of the note indicated its intent to convert the note into 60,000 shares of the Company's common stock.

PART II     -        OTHER INFORMATION

ITEM 1      -        LEGAL PROCEEDINGS

                     In the interpleader action filed by Kelley Drye & Warren against the Corporation and the 439 former shareholders of record of Astro-Stream Corporation, all parties have entered into a Stipulation of Discontinuance, which was executed by the Court. The Company anticipates that the escrow deposit will be transferred to Continental Stock Transfer and Trust Company for distribution, as a special dividend, to the former shareholders of Astro-Stream. The Corporation expects that the process will be completed prior to the end of September 1996.

ITEM 6      -        EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits.

                     None.

            (b)      8-K






                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

Dated: September 19, 1996

                                       ARISTO INTERNATIONAL CORPORATION
                                       (formerly known as The Astro-Stream
                                         Corporation)


                                       By: /s/ Shmuel Cohen
                                          ---------------------------
                                              Shmuel Cohen
                                              President


                                       By: /s/ Glenn P. Sblendorio
                                          ---------------------------
                                              Glenn P. Sblendorio
                                              Chief Financial Officer