Form 10KSB
period 1996-10-31
ARISTO INTERNATIONAL CORP
filed 1997-02-14
CIK 782145

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                           Commission File No. 0-25296

                           PLAYNET TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                              11-2706304
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           152 West 57th Street, 29th Floor, New York, New York 10019
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 586-2400
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

 Securities registered under Section 12(b) of the Securities Exchange Act: None

           Securities registered under Section 12(g) of the Securities
                                 Exchange Act:

                    Common Stock, par value $0.001 per share
                 ----------------------------------------------
                                (Title of Class)

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $200,775.

As of February 11 , 1997, the aggregate market value of the issuer's Common Stock (the only class of voting stock) held by non-affiliates was approximately $73,717,609.

The number of shares of the issuer's Common Stock (the only class of common equity) outstanding on February 11, 1997 was 14,966,755

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

PlayNet Technologies, Inc. ("PlayNet" or the "Company") designs and develops location-based, pay-per-play electronic game and entertainment units and music juke boxes which are networked through the Internet. The Company's products utilize the Internet to enhance traditional video game products and juke boxes through innovations such as linking multiple players in remote locations and offering competitive tournament prize play. The Company intends to initially market these products to location-based venues such as bars, restaurants as well as other hospitality venues. The Company plans to introduce three products in 1997: the PlayNet Web(R) electronic game system, the PlayNet Music(R) juke box and the PlayNet Team(R) electronic game system.

COMPANY BACKGROUND; RECENT EVENTS

The Company was incorporated in the state of Delaware on July 12, 1984, under the name "The Astro-Stream Corporation." On May 3, 1995, Aristo International Corporation, a New York corporation (the "Merging Corporation"), was merged (the "Merger") with and into the Company, with the Company being the surviving corporation. Pursuant to the Merger, the name of the Company was changed to "Aristo International Corporation" and the former stockholders of the Merging Corporation became the owners of 90% of the issued and outstanding common stock of the Company. Prior to the Merger, the Company had no operations.

On October 29, 1996, the stockholders at their Annual Meeting approved a resolution to amend the Company's Amended Certificate of Incorporation to change the name of the company from Aristo International Corporation to PlayNet Technologies, Inc., which change was effected on November 6, 1996. On November 19, 1996, the Company's Common Stock trading symbol on the NASDAQ SmallCap Market was changed to "PLNT."

PRODUCTS

The Company's products are designed to utilize the Internet as a communications network and an entertainment medium in a social setting, allowing users to play networked games, compete in local or national tournaments and contests, browse the World Wide Web, participate in chat room discussions and use credit cards to purchase merchandise. The Company's business reflects the growing trend to connect people via computer networks and, as a result, to create new forms of interactive entertainment in a social setting. According to the Vending Times 1996 Census, total coin-drop revenue in the U.S. in 1995 for all amusements was $6.3 billion, and the U.S. electronic pay-per-play video game business (which excludes pinball and redemption machines) generated $2.0 billion of that revenue.

The Company has designed an open, PC-based system architecture which blends proprietary game development, secure communications protocol, and operations software in a client/server environment. Communications take place over the Internet utilizing standard Internet protocols. This integrated system allows the Company to offer networked, location-based entertainment that can be remotely updated with the latest games and entertainment content.

The Company's initial product line is intended to consist of the following location-based entertainment systems:

         PlayNet Web(R) - A terminal engineered to sit on a counter top and accommodate 8 to 12 different games, including trivia, parlor, strategy and action games. PlayNet Web allows users to choose which game to play and then to choose whether to play against the computer or against other players through an Internet connection. In addition to playing games and participating in contests and prize tournaments, customers can choose to browse the Internet and participate in chat room discussions using attached telephone handsets.

         PlayNet Music(R) - A juke box which provides access to thousands of music titles via an Internet connection, thereby providing significantly greater choices than a standard juke box. In addition to providing the ability to select songs from an extensive library, PlayNet Music will allow customers to purchase CDs and merchandise relating to their favorite music artists.

         PlayNet Team(R) - An interactive system which allows two teams of up to four players each to compete against each other in sports simulations and other games. Both teams may be physically present in the same location, competing on the same game system, or may be in separate locations competing through an Internet connection. The system has been specifically designed to support tournament play.

The Company has entered into a one year, annually renewable agreement with an unaffiliated vendor to manufacture PlayNet Web units, production having begun in January, 1997.

PlayNet is negotiating to acquire the digital music and related ancillary rights to content from the libraries of several record labels and publishers for use on its PlayNet Music system. Concurrently, the Company is negotiating to enter into sponsorship and advertising programs for its sports games, tournaments and prize contests with high-profile consumer goods and beverage companies. The company has entered into a comprehensive Internet server delivery and support contract with IBM Global Services on January 24, 1997 and intends to work with IBM Global Services in the same manner to support the Company's global expansion objectives. The Company also intends to establish various contractual arrangements, joint ventures and other mutually advantageous programs with technology providers, equipment manufacturers, distributors, major hospitality chains, consumer products companies, music-related companies, content providers and others, to develop broader, more efficient, more profitable and higher-profile products and services. The Company's research and development costs for its last two fiscal years were $5,039,337 and $314,320, respectively.

 The Company's distribution strategies include the traditional location-based game distribution channels. Further, the Company is in negotiations with major fast food and hotel chains to provide additional venues for its products.

COMPETITION

The market for Internet-enabled, location-based entertainment products is new, and subject to rapid technological change. The markets served by the Company are extremely competitive. Because there are no substantial barriers to entry, an influx of new entrants into the market is expected to continue in response to the growing demand for digital entertainment, information and data communication technology products and services. The Company expects competition to persist, intensify and increase in the future. Many of the Company's current and potential competitors have longer operating histories, enjoy a greater market presence and possess substantially greater technical, financial and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company is aware that other attempts are being undertaken to develop Internet-enabled products for the location-based entertainment marketplace. The Company believes that it competes for discretionary spending in the overall entertainment business which includes (i) home-based entertainment, such as television and home video, pre-recorded music, books and magazines, and personal computer and console based entertainment, and
(ii) location-based entertainment, such as live events, theatrical exhibitions, video games, billiards, pinball machines and movies.

DEPENDENCE UPON SUPPLIERS, MANUFACTURERS, LICENSORS AND THIRD-PARTY FINANCING SOURCES; LIMITED SOURCES OF SUPPLY; DEPENDENCE UPON NETWORK INFRASTRUCTURE.

The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. The Company is also dependent upon local exchange carriers ("LECs") to provide telecommunications services to, and the Internet service provider ("ISP") IBM Global Services to provide Internet connection for the Company and its customers. Any failure to obtain such services on a timely basis at an acceptable cost would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is also dependent on its suppliers' ability to provide necessary products and components that comply with various Internet and telecommunications standards and that operate with products and components from other vendors.

PROPRIETARY RIGHTS

The Company relies on trademark, copyright, patent and trade-secret laws as well as contractual rights to protect its proprietary technologies. The Company has filed trademark applications to register and protect the names PlayNet Web, PlayNet Music, PlayNet Team, PlayNet Technologies, Pay-per-Play, PlayNet and the Company's logo design. The source codes for the Company's proprietary software are protected as trade secrets. In accordance with the Company's policy, the Company's key employees and all consultants have entered, and all future key employee and all consultants are expected to enter, into agreements containing confidentiality, nondisclosure and nonsolicitation covenants. Similarly, the Company's agreements with customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information and products, the use of software in source code form and the sublicensing of licensed software.

The Company is negotiating with record labels and music publishers to acquire the rights to music content and is negotiating with these entities regarding the scales and rates associated with the digital transmission of music, video and ancillary content through the PlayNet Music juke box system. The Company believes that its proprietary encryption/decryption technology is critical to securing the right to transmit music over the Internet. The Company also believes that its ability to track the individual titles played by its juke boxes will be attractive to music publishers and record labels, as they will, for the first time, be able to identify volumetrically the popularity of the individual titles played on juke boxes.

GOVERNMENT REGULATION

In the United States and many other countries games of chance must be expressly authorized by law. Once authorized, such games may be subject to extensive and evolving federal, state, local and foreign governmental regulation. While the Company believes that its games are based on skill and thus are exempt from such regulation, there can be no assurance that the operation of the Company's games will be approved by any jurisdictions.

In light of the increasing use and commercial importance of the Internet and other wide-area information networks, various issues, including pricing and competitive practices, service quality, user privacy and content, are drawing the attention of Congress, regulators, and industry and consumer groups. The adoption of any such laws or regulations could inhibit the continued growth of the Internet or other wide-area information networks, impose additional costs on the Company, expose the Company to greater potential liability from regulatory actions or private legal proceedings, or otherwise adversely affect the Company's business operations or performance.

EMPLOYEES

As of October 31, 1996, the Company had sixty-seven employees, all of whom were full-time and based in the United States. Of these, six were executive, forty-one were principally engaged in research and development, four were principally engaged in engineering, four were principally engaged in sales, marketing and customer support and twelve were principally engaged in administration and finance. None of the Company's employees are represented by a labor union and the Company considers its relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executives offices occupy approximately 8,600 square feet in a modern office building at 152 West 57th Street, New York, New York 10019-3310 at an annual rent of $358,693 under a lease expiring on March 31, 2002. The Company's engineering and design facility at the Loudon Technology Center in Sterling, Virginia occupies approximately 7,000 square feet at an annual rent of $99,354 under a lease expiring on August 31, 1998.


ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings (other than routine litigation that is incidental to its business):

(a) In an action entitled Orbach, Inc. v. Aristo International Corporation, commenced on or about October 10, 1996 in the Supreme Court of the State of New York, plaintiff seeks to recover damages from the Company in an amount not less than $232,500 based on the alleged breach of a finder's fee agreement and alleged unjust enrichment.

(b) On or about December 24, 1996 MicroLeague Media Inc. filed a demand for arbitration with the American Arbitration Association asserting claims against the Company's subsidiary, PlayNet

Studios, Inc. (formerly Borta, Inc.) for an unspecified amount of damages based on the alleged breach of a licensing/co-development agreement between the parties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the company was held on October 29, 1996. The following matters were voted upon at the meeting:

         (a)  The  Company's  three  incumbent   directors  were  nominated  and
re-elected by the following vote:

Director                                Votes
--------                                -----
                         For                          Withheld
                         ---                          --------
Shmuel Cohen             11,605,092                   25,036
Joseph Ettinger          11,630,092                   36
Yael Cohen               11,605,075                   25,036

         (b) A proposal to amend the Company's certificate of incorporation (i) to change its name to "PlayNet Technologies, Inc." and (ii) to increase its authorized stock to 40,000,000 shares, consisting of 1,000,000 shares of preferred stock and 39,000,000 shares of common stock was approved by the following vote:

                                       Abstentions and
For                 Against            Broker Non-Votes
---                 -------            ----------------
11,629,755          225                      148


          c) A proposal to adopt the Company's 1996 Stock Option Plan was approved by the following vote:

                                       Abstentions and
For                 Against            Broker Non-Votes
---                 -------            ----------------
10,562,030          83,684                   213

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $.001 per share, commenced trading on November 19, 1996 on the Nasdaq SmallCap Market under the symbol PLNT. Prior to that date the Company traded on the Nasdaq SmallCap Market under the symbol ATSP. Prior to October 4, 1996, the Company's shares were quoted in the so-called "pink sheets' in the over-the-counter market, and a market price for the shares could not be identified. The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on the Nasdaq SmallCap Market:

                                                            High     Low
                                                            ----     ---
Fiscal 1995
         Fourth Quarter (from October 4, 1995)...........  $101/2     $7
Fiscal 1996
         First Quarter...................................    91/4    63/4
         Second Quarter..................................   113/4    63/4
         Third Quarter...................................    11        4
Fourth Quarter ..........................................    10      63/4


On October 31, 1996, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $9 per share. As of that date, there were 753 holders of record and the Company believes its common stock is beneficially owned by approximately 1,350 holders.

                                 DIVIDEND POLICY

It has not been the policy of the Company to pay dividends on its Common Stock nor does it anticipate paying dividends on its Common Stock in the foreseeable future. The Company plans to retain any earnings to finance the development and expansion of its business. However, pursuant to a settlement with certain stockholders of the Astro-Stream corporation related to the Merger, a special dividend of $0.0932 per share was paid on or about August 6, 1996 to stockholders on the record date of May 5, 1995.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Summary Consolidated Financial data, the Consolidated Financial Statements and the Notes thereto contained in Item 7 of this 10KSB.

OVERVIEW

     The Company designs and develops location-based, pay-per-play electronic game and entertainment units and music juke boxes which are networked through the Internet. The Company's products utilize the Internet to enhance traditional video game products and juke boxes through innovations such as linking multiple players in remote locations and offering cash-prize tournament play.

     The Company intends to initially target location-based venues such as sports bars and "theme" restaurants. The Company plans to introduce three products in the next six months: the PlayNet Music juke box and the TeamNet and TouchNet electronic game systems.

     The Company's products are designed to utilize the Internet as a communications network and an entertainment medium in a social setting, allowing users to play networked games, compete in local or national tournaments and contests, browse the World Wide Web, participate in chat room discussions and use credit cards to purchase merchandise.

     On May 3, 1995, Aristo International Corporation, a New York corporation (the "Predecessor"), was merged (the "Merger") with and into the Company, which was previously known as "The Astro-Stream Corporation." The Company was the surviving corporation in the Merger and, pursuant to the Merger, the name of the Company was changed to "Aristo International Corporation." Prior to the Merger, the Company had no operations. The Predecessor was incorporated in 1990 to invest in licensable and patentable consumer products for the mass market. From late 1994 until the effective date of the Merger, the Predecessor (and since the Merger, the Company) has focused on the business described in detail in this Prospectus. On July 31, 1995, the Company acquired 100% of the stock of Borta, Inc., an entertainment software engineering and development company (the "Acquisition"). See "Business."

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

COMPARISON OF THE FISCAL YEAR ENDED OCTOBER 31, 1996 VS. OCTOBER 31, 1995

Consolidated revenues for the twelve months ended October 31, 1996 were $200,775, an increase of approximately $43,000 as compared to the same period in 1995. Revenues from the development of software represented 96% and 94% of the 1996 and 1995 revenues, respectively. Royalties on the Company's consumer products represented 4% of revenues in 1996 compared to 6% of revenues in 1995.

Selling, general and administrative expenses for the twelve months ended October 31, 1996 increased to $7,852,019 as compared to $3,678,823 for the twelve months ended October 31, 1995. Of the total selling, general and administrative expenses 54% or $2,001,000 for 1996 related to salaries and benefits as compared to approximately $600,000 for the prior period. This increase was attributable to an increase in personnel to 64 as of October 31, 1996 from 22 as of October 31, 1995, an increase of 42. The increase in headcount is primarily a result of the development of the infrastructure necessary to permit the Company to achieve its business objectives in product development and marketing.

Occupancy expense for the current period amounted to $404,762 as compared to $251,303 for the same period in 1995. This increase is related to twelve months of expense for the Borta facility as compared to one month for the same period in 1995 and an engineering and design facility in California, which was occupied beginning in April 1996. Of the total selling, general and administrative expenses, occupancy expense represents 5% and 7% for the twelve months period in 1996 and 1995, respectively.

Amortization   and   depreciation   expenses   totaled   $49,502  and   $37,762,
respectively, for the twelve months ended October 31, 1996 and 1995. The increase of approximately $11,700 resulted from the capital expenditures in fiscal year 1996 related to the acquisition of equipment and leasehold improvements in the development of an infrastructure necessary achieve the Company's business objectives.

Other selling, general and administrative expenses for the 1996 period of approximately $5,100,000 include $808,000 for legal and auditing services and $2,660,000 paid to consultants for services related to developing business plans, market strategies and funding of the Company. The balance of approximately $1,632,000 is primarily attributable to increased travel expenditures of $595,000 and certain other expenses, such as stationary and supplies, and telephone, related to the increased headcount and corporate activity.

In 1996 the Company recorded amortization expense of $1,155,252 related to its Capitalized Software asset and a write down charge of $1,925,417 in connection with a change in accounting estimates. Also in 1996 the Company recorded a charge of $71,306 in connection with the write off of the unamortized balance of its Patents.

Research and development costs for the twelve months ended October 31, 1996 increased to $5,039,337 as compared to $314,320 for the comparable period in 1995, which was primarily attributable to expenses related to prototypes and final test products and the purchase of certain licenses related to a discontinued product development. For 1996 other elements of these costs include: salaries and related expenses of $2,261,202 (45%); travel and related expenditures totaled $156,078 or 3%; amortization expense totaling $172,464 (3%) related to the goodwill realized from the Borta acquisition; and depreciation and amortization of computer and related expenses amounting to approximately $88,558 (2%), attributable to the design and development of hardware and software systems to support the Company's products. Also included in research and development costs is approximately $1,000,000 related to an abandoned business venture.

Interest expense for the twelve months ended October 31, 1996 was $244,793, an increase of approximately $139,400 as compared to the same period in the prior year. This increase was primarily attributable to interest paid in connection with convertible notes.

COMPARISON OF FISCAL YEAR ENDED OCTOBER 31, 1995 VS. OCTOBER 31, 1994

     Consolidated revenues for 1995 were $157,627, an increase of $141,622 as compared to 1994. Revenues from the development of software represented 94% of revenues in 1995. Royalties on the Company's consumer products represented 6% of revenues in 1995 compared to 100% of revenues in 1994.

     Selling, general and administrative expenses for the period ended October 31, 1995 increased to $3,678,823 from $2,141,400 for the period ended October 31, 1994. Approximately 13%, or $194,339, of the increase in selling, general and administrative expense was due to an increase in travel and entertainment expenses. This increase was the result of visits to potential digital entertainment acquisition targets. An additional 43% of the increase was due to professional and consulting fees. Accounting expenses increased $131,644, primarily due to services relating to the Merger, including an audit for the three fiscal years ended October 31, 1994. Consulting expenses increased $365,505 primarily due to costs associated with designing and developing a strategic plan for the digital entertainment market. Legal fees increased $160,710 primarily due to services relating to the Merger as well as increased legal services relating to transactions in the digital entertainment marketplace. Selling, general and administrative expenses increased $99,325 and deferred compensation expense increased $117,857 as a result of the Acquisition. Salaries and benefits increased $219,238 as a result of hiring additional staff.

     Research and development expenses increased to $603,133 for the year ended October 31, 1995 from $47,205 for the year ended October 31, 1994. The increase is attributable to the development of networked game technology and design of multiplayer games.

     Interest and other income (expense)--net increased to $7,872 from ($56,044) in 1994 due to the gain on the settlement of a lawsuit recorded in 1995, in the amount of $76,466 offset by an increase in interest expense on convertible term loans. The gain on the lawsuit represents the judgment by the Supreme Court of the State of New York, County of New York on January 30, 1995 in favor of the Company and further provides that the Company be paid interest from February 6, 1992. Additionally, interest accrued through the date of the judgment of $21,425 has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility with The Merchants Bank of New York in an amount up to $500,000. The facility expires on May 15, 1997. As of October 31, 1996, $406,000 had been drawn upon, of which $250,000 is collateralized by a certificate of deposit.

As of October 31, 1996, the Company had outstanding notes, issued between December 29, 1995 and July 31, 1996, in the aggregate principal amount of $1,590,000 of which $590,000 is due on February 28, 1997 and the balance is due on March 31, 1997. One promissory note, in the principal amount of $260,000, requires quarterly payments of interest each in the amount of $13,000 beginning on April 1, 1996; two promissory notes, each in the principal amount of $500,000, bear interest at a rate of 10% per annum and 12% per annum, respectively; and the remaining promissory note, in the principal amount of $330,000, bears interest at the prime rate. The holder of one promissory note is also entitled to receive a 12.5% participation in certain license royalties (but, to date, no amount has been paid or accrued with respect thereto), subject to the Company's right to terminate such participation and, in lieu thereof, issue warrants to purchase shares of Common Stock. The Company has agreed, if a holder of any of the forgoing notes so elects, to issue shares of Common Stock in full payment (in lieu of cash) of the principal amount of each of these notes (based on a price of $5.50 per share). Three of such holders have given notice to the Company of their intention to receive shares of Common Stock in payment of the entire principal amount of the promissory note held by it, although no such holder is legally obligated to do so by reason of such notice. The holders of two of the promissory notes were also granted options to purchase a total of 232,717 additional shares of Common Stock at a price of $5.50. In addition, the Company has borrowed $516,500 from certain lenders, each of whom has the right to receive shares of Common Stock in payment of the principal amount of the loan (based on a price of $6.50 per share or, as to $55,000 principal amount of one note, $5.50 per share). Accordingly, the Company expects to issue 370,091 shares of Common Stock with respect to such promissory notes and loans, although no such holders or lenders is legally obligated to receive such shares.

Between August and October 1996, the Company sold in private placements 1,256,400 shares of Common Stock, of which 1,180,000 were sold at a price of $5.00 per share and 76,400 were sold at a price of $5.50 per share, from which the Company received aggregate net proceeds (after deduction of related selling expenses, including agency commissions) of approximately $5,880,645.

Prospectively, as its primary means of financing capital needs, the Company intends to complete its public offering of 2,000,000 shares of its Common Stock which was initiated with the filing of a registration statement in October, 1996. For the interim period until such public offering can be completed, subsequent to the end of its last fiscal year, the Company entered into a bridge financing arrangement with Allen & Company Incorporated ("Allen") pursuant to which Allen will act as the Company's placement agent in the sale of senior secured notes and warrants for aggregate gross proceeds of up to $18,000,000, subject to the achievement of certain prescribed operating targets. Through February 12, 1997, based on its significant progress with respect to those operating targets to such date, the Company has received gross proceeds of $2,500,000 and Allen is obligated to use its best efforts to obtain a third party purchaser for an additional $750,000 in senior secured notes on or before the end of February, 1997.

The Company believes that the net proceeds from the bridge financing and its public offering, together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the bridge financing and the public offering or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate a portion of the proceeds within the above described categories, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to unanticipated competitive pressures. Such inability could have a material effect on the Company's business, financial condition and results of operations.

ITEM 7              FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Accountants

Consolidated Balance Sheets at October 31, 1996 and 1995.....................

Consolidated  Statements of Operations  for the fiscal years ended  October 31,  1996,  1995 and 1994 and the  cumulative period from June 4, 1990 (inception) to October 31, 1996.....................

Consolidated  Statement  of  Stockholders'  Equity  for  the
fiscal years ended October 31, 1992,  1993, 1994, 1995, 1996 and the cumulative  period from June 4, 1990  (inception) to
October 31, 1996.............................................................

Consolidated  Statements  of Cash Flows for the fiscal years ended  October 31, 1996 and 1995 and the  cumulative  period from June 4, 1990 (inception) to October 31, 1996............................

Notes to the Consolidated Financial Statements...............................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
PlayNet Technologies, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PlayNet Technologies, Inc. and Subsidiaries, formerly Aristo International Corporation and Subsidiaries (a development stage enterprise) as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended October 31, 1996 and the cumulative period from June 4, 1990 (inception) to October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlayNet Technologies, Inc. and Subsidiaries as of October 31, 1995 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended October 31, 1996 and the cumulative period from June 4, 1990 (inception) to October 31, 1996, in conformity with generally accepted accounting principles.




New York, New York
February 12, 1997

PlayNet Technologies, Inc. and Subsidiaries
(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

October 31, 1996 and 1995

                                                                     1996            1995
                                                                 ------------    ------------
               ASSETS
Current assets:
  Cash and cash equivalents                                      $  2,331,761    $    540,297
  Restricted cash                                                     250,000         355,599
  Marketable securities                                                  --             1,500
  Prepaid expenses and other current assets                            15,200         236,319
                                                                 ------------    ------------
                    Total current assets                            2,596,961       1,133,715

Equipment, net                                                        695,784         252,456
Patents, net                                                             --            77,034
Capitalized software, net                                           4,940,528       7,907,937
Goodwill, net                                                         991,697       1,164,161
Restricted cash - noncurrent                                           89,039          86,831
Other assets                                                          355,672         426,195
                                                                 ------------    ------------
                    Total assets                                 $  9,669,681    $ 11,048,329
                                                                 ============    ============

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $  2,439,666    $    661,045
  Notes payable - bank                                                406,000         406,000
  Convertible term loans - stockholders                               776,500         375,000
  Payable to stockholder                                              270,000         500,000
  Capital leases - current                                            121,166          25,313
                                                                 ------------    ------------
                    Total current liabilities                       4,013,332       1,967,358

Convertible term loans - stockholders                               1,330,000         565,000
Capital leases - long term                                            151,693          59,209
Deferred rent                                                         145,076         158,891
                                                                 ------------    ------------
                    Total liabilities                               5,640,101       2,750,458

Commitments and contingencies                                            --              --

Stockholders' equity:
  Preferred stock, $.001 par value; authorized
    1,000,000 shares; issued and outstanding
    none in  1996 and 33,350 in 1995                                     --                33
  Common stock, $.001 par value; authorized
    39,000,000 shares; issued and outstanding
    14,966,755 and 13,199,945, respectively                            14,967          13,200
  Additional paid in-capital                                       31,736,496      21,871,438
  Deferred compensation expense                                          --        (1,846,429)
  Deficit accumulated during the development stage                (27,721,883)    (11,740,371)
                                                                 ------------    ------------
                    Total stockholders' equity                      4,029,580       8,297,871
                                                                 ------------    ------------
                    Total liabilities and stockholders' equity   $  9,669,681    $ 11,048,329
                                                                 ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PlayNet Technologies, Inc. and Subsidiaries
(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows


For Fiscal Years ended October 31, 1996,  1995 and
1994  and  for  the  June  4,   1990  @   10/31/95
Cumulative period from June 4, 1990 (inception) to
October 31, 1996 (inception) to Cumulative

                                                                                                              Cumulative Since
                                                                                                              October 31, 1996
                                                                     1996            1995            1994      (See Note 1(a))
                                                                 ------------    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss during development stage                              $(15,966,293)   $ (4,116,457)   $ (2,228,644)   $(26,906,674)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                   1,583,633         363,960          21,407       2,006,378
    Expenses paid by issuance of common stock                         699,790         185,873          70,000       1,925,663
    Deferred compensation expense                                    (117,857)        117,857            --              --
    Deferred royalty income                                              --              --            (8,333)           --
    Deferred rent                                                     (13,815)        (13,814)         29,600         145,076
    Loss on disposal of fixed asset                                      --              --              --            19,200
    Net realized loss on sale of marketable securities                   --            20,753          31,092          51,845
    Net unrealized gain on marketable securities                         --            (1,000)         (6,713)         (7,713)
    Write down of  capitalized software                             1,925,417            --              --         1,925,417
    Charges related to issuance of warrants                         1,405,590            --              --              --
    Impairment of Patents                                              71,306            --              --            71,306
    Reserve for bad debt                                              132,538            --              --           132,538

    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets            46,187        (159,573)        (16,408)       (134,099)
      Increase in accounts payable and accrued expenses             1,785,927         232,427        (122,091)      2,302,881
                                                                 ------------    ------------    ------------    ------------
          Net cash used in operating activities                    (8,447,577)     (3,369,974)     (2,230,090)    (18,468,182)
                                                                 ------------    ------------    ------------    ------------

Cash flows from investing activities:
  Investment in Borta, Inc., net of cash acquired                        --          (238,615)           --          (238,615)
  Expenditures for equipment, leasehold improvements,
    patents and organization costs                                   (492,831)        (71,920)        (41,203)       (754,556)
  Purchase of marketable securities                                      --        (1,103,085)       (414,516)     (1,517,601)
  Sales of marketable securities                                        1,500       1,147,832         324,137       1,473,469
  Purchase of computer software                                          --          (110,000)           --          (110,000)
  Increase (decrease) in other assets                                    --            80,602        (232,119)       (170,639)
  (Increase) decrease in restricted cash                              103,391        (105,599)           --          (339,039)
                                                                 ------------    ------------    ------------    ------------
          Net cash used in investing activities                      (387,940)       (400,785)       (363,701)     (1,656,981)
                                                                 ------------    ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds (repayments) from notes payable - bank                    --           (46,143)        (39,500)        359,857
  Proceeds from notes payable - stockholders                             --              --              --           793,500
  Repayments of notes payable - stockholders                         (230,000)           --          (160,000)       (573,500)
  Proceeds acquired in connection with the Astro-Stream merger         59,494          59,494
  Proceeds from issuance of preferred stock                           220,000         100,000            --           320,050
  Proceeds from issuance of common stock                            9,305,700       2,759,247       1,580,000      16,860,237
  Proceeds from convertible term loans                              1,796,500         940,000       1,025,000       3,761,500
  Repayments of convertible term loans                               (450,000)           --              --          (450,000)
  Purchase of treasury stock                                             --              --              --           (60,000)
  Dividends on preferred stock                                        (15,219)         (4,585)           --           (19,804)

                                                                 ------------    ------------    ------------    ------------
          Net cash provided by financing activities                10,626,981       3,808,063       2,405,500      21,051,334
                                                                 ------------    ------------    ------------    ------------

          Net (decrease) increase in cash and cash equivalents      1,791,464          37,304        (188,291)        926,171

Cash and cash equivalents, beginning of period                        540,297         502,993         691,284            --
                                                                 ------------    ------------    ------------    ------------

          Cash and cash equivalents, end of period               $  2,331,761    $    540,297    $    502,993    $    926,171
                                                                 ============    ============    ============    ============

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
               Interest                                          $    244,793    $    101,237    $     63,629    $    416,542
                                                                 ============    ============    ============    ============
               Taxes                                             $     33,215    $      5,178    $      6,031    $     52,841
                                                                 ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PlayNet Technologies, Inc. and Subsidiaries
(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years ended October 31, 1996, 1995 and 1994 and for the Cumulative Period from June 4, 1990 (inception) to October 31, 1996


                                                                                            Cumulative Since
                                                                                              June 4, 1990
                                                                                             (inception) to
                                                                                            October 31, 1996
                                                  1996            1995            1994       (See Note 1(a))
                                              ------------    ------------    ------------    ------------
Royalty revenue                               $      8,428    $      9,327    $     16,005    $    125,427

Production revenue                                 192,347         148,300            --           340,647
                                              ------------    ------------    ------------    ------------

         Total revenue                             200,775         157,627          16,005         466,074

Selling, general and administrative expense     (7,852,019)     (3,678,823)     (2,141,400)    (17,309,450)

Research and development expenses               (5,039,337)       (314,320)        (47,205)     (6,373,377)

Interest expense                                  (245,144)       (101,237)        (46,525)       (479,289)

Amortization of capitalized software costs
    (including 1996 write down)                 (3,080,669)       (288,813)           --        (3,369,482)

Interest and other income (expense)                 50,101         109,109          (9,519)        158,850
                                              ------------    ------------    ------------    ------------

         Net loss                              (15,981,512)     (4,116,457)     (2,228,644)    (26,906,674)

Dividends on preferred stock                       (15,219)         (4,585)           --           (19,804)
                                              ------------    ------------    ------------    ------------

Net loss per common share                     $(15,981,512)   $ (4,121,042)   $ (2,228,644)   $(26,926,478)
                                              ============    ============    ============    ============

Weighted average number of common
  shares outstanding                            13,517,920      10,388,926       9,244,593
                                              ============    ============    ============


Net loss per share                            $      (1.18)   $      (0.40)   $      (0.24)
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

The Company purchased all of the capital stock of Borta, Inc. The details of the business acquired are as follows:

 Fair value of current assets acquired                                 $    67,418
 Fair value of fixed assets acquired                                        43,258
 Intangible assets of business acquired:
                Capitalized software                                     8,086,750
                Excess of cost over net assets acquired (goodwill)       5,008,049
Deferred tax liability                                                  (3,800,772)
Liabilities assumed                                                       (104,703)
Intercompany payable to the Company                                        (50,000)
                                                                       -----------
                 Total purchase price consideration                      9,250,000
Common stock issued                                                      8,500,000
                                                                       -----------
                 Total cash to be paid to sellers                          750,000
Liabilities to former stockholder                                          500,000
                                                                       -----------
                  Cash paid to sellers at closing of the acquisition       250,000
Less, cash acquired                                                         11,385
                                                                       -----------
                   Net cash payment at closing of the acquisition      $   238,615
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


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PlayNet Technologies, Inc. and Subsidiaries
(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Fiscal  Years Ended  October 31, 1992,  1993,  1994,
1995  and  1996  and  for  the  period   from  June   4,1990
(inception) to October 31, 1996


[PART 1 OF 3]



                                                                            Preferred Stock         Common Stock         Additional
                                                                           ------------------    ------------------       Paid in
                                                                           Shares      Amount    Shares      Amount       Capital
                                                                           ---------------------------------------------------------
Issuance of common stock for initial capitalization ($0.18 per share)                           3,334,780  $   3,335   $   596,665
Sale of common stock during November for cash ($0.12 per share)                                 1,764,099      1,764       218,526
Sale of common stock during October for cash ($1.29 per share)                                    155,067        155       199,845
Exchange of common stock during October for services at
 estimated value ($1.28 per share)                                                                 78,367         78        99,922
Net loss for the year ended October 31, 1991
                                                                           ---------------------------------------------------------
Balance, October 31, 1991                                                                       5,332,313      5,332     1,114,958
                                                                           ---------------------------------------------------------

Sale of common stock during the year for cash ($0.85 per share)                                 1,589,023      1,589     1,348,411
Sale of common stock during the year for cash ($1.17 per share)                                   235,102        235       274,765
Exchange of common stock during August for services at estimated value
 ($1.28 per share)                                                                                 78,367         78        99,921
Net loss for the year ended October 31, 1992
                                                                           ---------------------------------------------------------
Balance, October 31, 1992                                                                       7,234,805      7,235     2,838,055
                                                                           ---------------------------------------------------------
Sale of common stock during the year for cash ($1.63 per share)                                   611,932        612       999,388
Sale of common stock during the year for cash ($1.28 per share)                                   195,085        195       249,805
Exchange of common stock during May for services at estimated value
 ($1.29 per share)                                                                                116,717        117       149,883
Exchange of common stock during October for services at estimated value
 ($1.33 per share)                                                                                 15,006         15        19,985
Exchange of common stock during October for patent rights at estimated
 value ($1.28 per share)                                                                           39,184         39        49,961
Purchase of treasury stock for cash ($0.04 per share)
Net loss for the year ended October 31, 1993
                                                                           ---------------------------------------------------------
Balance, October 31, 1993                                                                       8,212,729      8,213     4,307,077
                                                                           ---------------------------------------------------------
Sale of common stock during the year for cash ($1.46 per share)                                 1,030,447      1,030     1,498,970
Exchange of common stock during January for services at estimated
 value ($1.33 per share)                                                                           15,007         15        19,985
Exchange of common stock during January for services at estimated
 value ($1.46 per share)                                                                           34,181         34        49,966
Conversion of note payable and accrued interest into common
 stock ($1.53 per share)                                                                          171,741        172       261,892
Conversion of note payable into common stock ($1.26 per share)                                    159,236        159       199,841
Repayment of stock subscription receivable
Retirement of treasury stock during October                                                    (1,667,390)    (1,667)      (58,333)
Net loss for the year ended October 31, 1994
                                                                           ---------------------------------------------------------
Balance, October 31, 1994                                                                       7,955,951      7,956     6,279,398
                                                                           ---------------------------------------------------------
Conversion of notes payable into common stock ($1.23 per share)                                   834,529        835     1,024,165
Sale of common stock during November for cash ($1.53 per share)                                   235,936        236       359,764
Sale of common stock during March for cash ($2.22 per share)                                      450,195        450       999,550
Exchange of common stock in March for graphic illustrations
 ($2.22 per share)                                                                                115,050        115       255,440
Issuance of common stock per anti-dilution provision                                               38,350         38           (38)
Sale of preferred stock in May for cash ($3.00 per share)                  33,350     $    33     100,017         --       100,050
Equity acquired from the reverse acquisition with Astro-Stream                                  1,098,997      1,099       806,205
Issuance of common stock as a result of the acquisition of Borta, Inc.
 ($4.67 per share)                                                                              1,818,182      1,818     8,498,182
Grant of common stock ($5.50 per share)                                                           357,143        357     1,963,929
Sale of common stock during August for cash ($4.50 per share)                                      66,666         67       299,933
Sale of common stock during August for cash ($5.50 per share)                                      93,500         94       514,156
Exchange of common stock in August for consulting services
 ($6.50 per share)                                                                                 25,000         25       162,475
Exchange of common stock in August for consulting services
 ($5.75 per share)                                                                                  3,687          4        21,196
Exchange of common stock in August for consulting services
 ($5.50 per share)                                                                                    395         --         2,172
Sale of common stock during September for cash ($5.50 per share)                                   96,364         96       529,904
Sale of common stock during October for cash ($5.50 per share)                                     10,000         10        54,990
Amortization of deferred compensation expense


[PART 2 OF 3]

                                                                               Deficit
                                                                             Accumulated                   Common Stock Held
                                                                              During the     Deferred          in Treasury
                                                                             Development    Compensation    -------------------
                                                                                Stage         Expense       Shares       Amount
                                                                           ---------------------------------------------------------
Issuance of common stock for initial capitalization ($0.18 per share)
Sale of common stock during November for cash ($0.12 per share)
Sale of common stock during October for cash ($1.29 per share)
Exchange of common stock during October for services at
 estimated value ($1.28 per share)
Net loss for the year ended October 31, 1991                                $ (1,478,158)
                                                                           ---------------------------------------------------------
Balance, October 31, 1991                                                     (1,478,158)
                                                                           ---------------------------------------------------------

Sale of common stock during the year for cash ($0.85 per share)
Sale of common stock during the year for cash ($1.17 per share)
Exchange of common stock during August for services at estimated value
 ($1.28 per share)
Net loss for the year ended October 31, 1992                                  (1,480,812)
                                                                           ---------------------------------------------------------
Balance, October 31, 1992                                                     (2,958,970)
                                                                           ---------------------------------------------------------
Sale of common stock during the year for cash ($1.63 per share)
Sale of common stock during the year for cash ($1.28 per share)
Exchange of common stock during May for services at estimated value
 ($1.29 per share)
Exchange of common stock during October for services at estimated value
 ($1.33 per share)
Exchange of common stock during October for patent rights at estimated value ($1.28 per share)
Purchase of treasury stock for cash ($0.04 per share)                                                       (1,667,390)  $ (60,000)
Net loss for the year ended October 31, 1993                                  (1,636,310)
                                                                           ---------------------------------------------------------
Balance, October 31, 1993                                                     (4,595,280)                   (1,667,390)    (60,000)
                                                                           ---------------------------------------------------------
Sale of common stock during the year for cash ($1.46 per share)
Exchange of common stock during January for services at estimated value ($1.33 per share)
Exchange of common stock during January for services at estimated value ($1.46 per share)
Conversion of note payable and accrued interest into common
 stock ($1.53 per share)
Conversion of note payable into common stock ($1.26 per share)
Repayment of stock subscription receivable
Retirement of treasury stock during October                                                                  1,667,390      60,000
Net loss for the year ended October 31, 1994                                  (2,228,644)
                                                                           ---------------------------------------------------------
Balance, October 31, 1994                                                     (6,823,924)                            0           0
                                                                           ---------------------------------------------------------
Conversion of notes payable into common stock ($1.23 per share)
Sale of common stock during November for cash ($1.53 per share)
Sale of common stock during March for cash ($2.22 per share)
Exchange of common stock in March for graphic illustrations
 ($2.22 per share)
Issuance of common stock per anti-dilution provision
Sale of preferred stock in May for cash ($3.00 per share)
Equity acquired from the reverse acquisition with Astro-Stream                  (795,405)
Issuance of common stock as a result of the acquisition of Borta, Inc.
 ($4.67 per share)
Grant of common stock ($5.50 per share)                                                      $ (1,964,286)
Sale of common stock during August for cash ($4.50 per share)
Sale of common stock during August for cash ($5.50 per share)
Exchange of common stock in August for consulting services
 ($6.50 per share)
Exchange of common stock in August for consulting services
 ($5.75 per share)
Exchange of common stock in August for consulting services
 ($5.50 per share)
Sale of common stock during September for cash ($5.50 per share)
Sale of common stock during October for cash ($5.50 per share)
Amortization of deferred compensation expense                                                     117,857


[PART 3 OF 3]



                                                                                 Stock
                                                                             Subscription
                                                                               Receivable     Total
                                                                           ----------------------------
Issuance of common stock for initial capitalization ($0.18 per share)                       $   600,000
Sale of common stock during November for cash ($0.12 per share)                                 220,290
Sale of common stock during October for cash ($1.29 per share)                                  200,000
Exchange of common stock during October for services at
 estimated value ($1.28 per share)                                                              100,000
Net loss for the year ended October 31, 1991                                                 (1,478,158)
                                                                           ----------------------------
Balance, October 31, 1991                                                                      (357,868)
                                                                           ----------------------------

Sale of common stock during the year for cash ($0.85 per share)                               1,350,000
Sale of common stock during the year for cash ($1.17 per share)                                 275,000
Exchange of common stock during August for services at estimated value
 ($1.28 per share)                                                                               99,999
Net loss for the year ended October 31, 1992                                                 (1,480,812)
                                                                           ----------------------------
Balance, October 31, 1992                                                                      (113,680)
                                                                           ----------------------------
Sale of common stock during the year for cash ($1.63 per share)                $  (80,000)      920,000
Sale of common stock during the year for cash ($1.28 per share)                                 250,000
Exchange of common stock during May for services at estimated value
 ($1.29 per share)                                                                              150,000
Exchange of common stock during October for services at estimated value
 ($1.33 per share)                                                                               20,000
Exchange of common stock during October for patent rights at estimated
 value ($1.28 per share)                                                                         50,000
Purchase of treasury stock for cash ($0.04 per share)                                           (60,000)
Net loss for the year ended October 31, 1993                                                 (1,636,310)
                                                                           ----------------------------
Balance, October 31, 1993                                                         (80,000)     (419,990)
                                                                           ----------------------------
Sale of common stock during the year for cash ($1.46 per share)                               1,500,000
Exchange of common stock during January for services at estimated
 value ($1.33 per share)                                                                         20,000
Exchange of common stock during January for services at estimated
 value ($1.46 per share)                                                                         50,000
Conversion of note payable and accrued interest into common
 stock ($1.53 per share)                                                                        262,064
Conversion of note payable into common stock ($1.26 per share)                                  200,000
Repayment of stock subscription receivable                                          80,000       80,000
Retirement of treasury stock during October                                                          --
Net loss for the year ended October 31, 1994                                                 (2,228,644)
                                                                           ----------------------------
Balance, October 31, 1994                                                                0     (536,570)
                                                                           ----------------------------
Conversion of notes payable into common stock ($1.23 per share)                               1,025,000
Sale of common stock during November for cash ($1.53 per share)                                 360,000
Sale of common stock during March for cash ($2.22 per share)                                  1,000,000
Exchange of common stock in March for graphic illustrations
 ($2.22 per share)                                                                              255,555
Issuance of common stock per anti-dilution provision                                                 --
Sale of preferred stock in May for cash ($3.00 per share)
Equity acquired from the reverse acquisition with Astro-Stream                                   11,899
Issuance of common stock as a result of the acquisition of Borta, Inc.
 ($4.67 per share)                                                                            8,500,000
Grant of common stock ($5.50 per share)                                                              --
Sale of common stock during August for cash ($4.50 per share)                                   300,000
Sale of common stock during August for cash ($5.50 per share)                                   514,250
Exchange of common stock in August for consulting services
 ($6.50 per share)                                                                              162,500
Exchange of common stock in August for consulting services
 ($5.75 per share)                                                                               21,200
Exchange of common stock in August for consulting services
 ($5.50 per share)                                                                                2,172
Sale of common stock during September for cash ($5.50 per share)                                530,000
Sale of common stock during October for cash ($5.50 per share)                                   55,000
Amortization of deferred compensation expense                                                   117,857

PlayNet Technologies, Inc. and Subsidiaries
(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Fiscal  Years Ended  October 31, 1992,  1993,  1994,
1995  and  1996  and  for  the  period   from  June   4,1990
(inception) to October 31, 1996


[PART 1 OF 3]


                                                                            Preferred Stock         Common Stock         Additional
                                                                           ------------------    ------------------       Paid in
                                                                           Shares      Amount    Shares      Amount       Capital
                                                                           ---------------------------------------------------------

Dividend on preferred stock
Net loss for the year ended October 31, 1995                                                                      -
                                                                           ---------------------------------------------------------
Balance, October 31, 1995                                                 33,350           33  13,199,945     13,200     21,871,43
                                                                           ---------------------------------------------------------
Sale of common stock during November for cash ($5.50 per share)                                    60,000         60       329,940
Sale of common stock during December for cash ($5.50 per share)                                   164,000        164       901,836
Conversion of notes payable into common stock in December
 ($3.00 per share)                                                                                 66,667         67       199,933
Sale of preferred stock during January for cash ($5.50 per share)         40,000           40                              219,960
Exchange of common stock in January for consulting services
 ($5.50 per share)                                                                                    500          1         2,749
Sale of common stock during February for cash ($5.50 per share)                                    10,000         10        54,990
Sale of common stock during March for cash ($5.50 per share)                                       60,000         60       329,940
Sale of common stock during April for cash ($5.50 per share)                                       56,363         56       309,944
Reversal of prior year deferred compensation expense
Write-off of deferred compensation expense                                                       (357,143)      (357)   (1,963,929)
Sale of common stock during May for cash ($5.50 per share)                                         59,362         59       326,432
Exchange of common stock in May for consulting services
 ($5.76 per share)                                                                                    421         --         2,423
Exchange of common stock in May for consulting services
 ($4.82 per share)                                                                                  1,100          1         5,302
Conversion of preferred stock  into common stock in May                  (73,350)         (73)     58,191         58            15
Sale of common stock during June for cash ($5.50 per share)                                        57,638         58       316,951
Exchange of common stock in June for consulting services
 ($5.50 per share)                                                                                  1,000          1         5,499
Sale of common stock during July for cash ($5.50 per share)                                       152,000        152       835,848
Exchange of common stock in July for consulting services
 ($5.50 per share)                                                                                 12,000         12        65,988
Exchange of common stock in August for product rights
 ($5.00 per share)                                                                                 30,000         30       149,970
Sale of common stock in August for cash ($5.00 per share)                                         700,000        700     3,254,300
Sale of common stock in August for cash ($5.50 per share)                                          23,636         24       129,976
Sale of common stock in September for cash ($5.00 per share)                                       80,000         80       371,920
Sale of common stock in September for cash ($5.50 per share)                                       46,000         46       252,954
Exchange of common stock in September for consulting services
 ($5.50 per share)                                                                                 15,625         16        85,921
Exchange of common stock in September for goods ($5.50 per share)                                  11,800         12        99,988
Grant of common stock as signing bonuses ($5.50 per share)                                         51,250         51       281,824
Sale of common stock in October for cash ($5.00 per share)                                        400,000        400     1,853,600
Sale of common stock in October for cash ($5.50 per share)                                          6,400          6        35,194
Issuance of warrants in exchange for consulting services
 ($8.25 per share)                                                                                                       1,183,942
Issuance of warrants in exchange for consulting services
($5.50 per share)                                                                                                          221,648
Dividend on preferred stock
Net loss for the fiscal year ended October 31, 1996
                                                                           ---------------------------------------------------------
Balance, October 31, 1996                                                             $    --  14,966,755  $  14,967   $31,736,496
                                                                           =========================================================


[PART 2 OF 3]

                                                                             Deficit
                                                                           Accumulated                   Common Stock Held
                                                                            During the     Deferred          in Treasury
                                                                           Development    Compensation    -------------------
                                                                              Stage         Expense       Shares       Amount
                                                                         -----------------------------------------------------------
Dividend on preferred stock                                                     (4,585)
Net loss for the year ended October 31, 1995                                (4,116,457)
                                                                         -----------------------------------------------------------
Balance, October 31, 1995                                                  (11,740,371)      (1,846,429)
                                                                         -----------------------------------------------------------
Sale of common stock during November for cash ($5.50 per share)
Sale of common stock during December for cash ($5.50 per share)
Conversion of notes payable into common stock in December
 ($3.00 per share)
Sale of preferred stock during January for cash ($5.50 per share)
Exchange of common stock in January for consulting services
 ($5.50 per share)
Sale of common stock during February for cash ($5.50 per share)
Sale of common stock during March for cash ($5.50 per share)
Sale of common stock during April for cash ($5.50 per share)
Reversal of prior year deferred compensation expense                                           (117,857)
Write-off of deferred compensation expense                                                    1,964,286
Sale of common stock during May for cash ($5.50 per share)
Exchange of common stock in May for consulting services
 ($5.76 per share)
Exchange of common stock in May for consulting services
 ($4.82 per share)
Conversion of preferred stock  into common stock in May
Sale of common stock during June for cash ($5.50 per share)
Exchange of common stock in June for consulting services
 ($5.50 per share)
Sale of common stock during July for cash ($5.50 per share)
Exchange of common stock in July for consulting services
 ($5.50 per share)
Exchange of common stock in August for product rights
 ($5.00 per share)
Sale of common stock in August for cash ($5.00 per share)
Sale of common stock in August for cash ($5.50 per share)
Sale of common stock in September for cash ($5.00 per share)
Sale of common stock in September for cash ($5.50 per share)
Exchange of common stock in September for consulting services
 ($5.50 per share)
Exchange of common stock in September for goods ($5.50 per share)
Grant of common stock as signing bonuses ($5.50 per share)
Sale of common stock in October for cash ($5.00 per share)
Sale of common stock in October for cash ($5.50 per share)
Issuance of warrants in exchange for consulting services
 ($8.25 per share)
Issuance of warrants in exchange for consulting services
($5.50 per share)
Dividend on preferred stock                                                    (15,219)
Net loss for the fiscal year ended October 31, 1996                        (15,966,292)
                                                                         -----------------------------------------------------------
Balance, October 31, 1996                                                 $(27,721,883) $                           $            $
                                                                         ===========================================================


[PART 3 OF 3]




                                                                             Stock
                                                                         Subscription
                                                                           Receivable     Total
                                                                        ---------------------------

Dividend on preferred stock                                                                  (4,585)
Net loss for the year ended October 31, 1995                                             (4,116,457)
                                                                        ---------------------------
Balance, October 31, 1995                                                                 8,297,871
                                                                        ---------------------------
Sale of common stock during November for cash ($5.50 per share)                             330,000
Sale of common stock during December for cash ($5.50 per share)                             902,000
Conversion of notes payable into common stock in December
 ($3.00 per share)                                                                          200,000
Sale of preferred stock during January for cash ($5.50 per share)                           220,000
Exchange of common stock in January for consulting services
 ($5.50 per share)                                                                            2,750
Sale of common stock during February for cash ($5.50 per share)                              55,000
Sale of common stock during March for cash ($5.50 per share)                                330,000
Sale of common stock during April for cash ($5.50 per share)                                310,000
Reversal of prior year deferred compensation expense                                       (117,857)
Write-off of deferred compensation expense                                                       --
Sale of common stock during May for cash ($5.50 per share)                                  326,491
Exchange of common stock in May for consulting services
 ($5.76 per share)                                                                            2,423
Exchange of common stock in May for consulting services
 ($4.82 per share)                                                                            5,303
Conversion of preferred stock  into common stock in May                                          --
Sale of common stock during June for cash ($5.50 per share)                                 317,009
Exchange of common stock in June for consulting services
 ($5.50 per share)                                                                            5,500
Sale of common stock during July for cash ($5.50 per share)                                 836,000
Exchange of common stock in July for consulting services
 ($5.50 per share)                                                                           66,000
Exchange of common stock in August for product rights
 ($5.00 per share)                                                                          150,000
Sale of common stock in August for cash ($5.00 per share)                                 3,255,000
Sale of common stock in August for cash ($5.50 per share)                                   130,000
Sale of common stock in September for cash ($5.00 per share)                                372,000
Sale of common stock in September for cash ($5.50 per share)                                253,000
Exchange of common stock in September for consulting services
 ($5.50 per share)                                                                           85,937
Exchange of common stock in September for goods ($5.50 per share)                           100,000
Grant of common stock as signing bonuses ($5.50 per share)                                  281,875
Sale of common stock in October for cash ($5.00 per share)                                1,854,000
Sale of common stock in October for cash ($5.50 per share)                                   35,200
Issuance of warrants in exchange for consulting services
 ($8.25 per share)                                                                        1,183,942
Issuance of warrants in exchange for consulting services
($5.50 per share)                                                                           221,648
Dividend on preferred stock                                                                 (15,219)
Net loss for the fiscal year ended October 31, 1996                                     (15,966,292)
                                                                        ---------------------------
Balance, October 31, 1996                                                  $            $ 4,029,580
                                                                        ===========================


Note 1. All common shares information has been restated since inception to reflect conversion of the outstanding shares of Aristo's common stock into 90% of the common stock of Astro-Stream pursuant to the Merger agreement.

NOTE 1.     ORGANIZATION AND BUSINESS

(a)   Organization and Business -
Pursuant to a resolution approved by the stockholders at its Annual Meeting held on October 29, 1996, Aristo International Corporation ("Aristo" or the "Company") amended its Certificate of Incorporation (i) to change the name of the Company to PlayNet Technologies, Inc. ("PlayNet"), which was effective on November 6, 1996, and (ii) to increase the number of shares of stock that the Company is authorized to issue to 40,000,000, consisting of 1,000,000 shares of Preferred Stock and 39,000,000 shares of Common Stock. Further, effective January 22, 1997, the names of Aristo Games, Inc. and Borta, Inc., both wholly owned subsidiaries of Aristo, were also changed to PlayNet Productions, Inc. and PlayNet Studios, Inc., respectively.

Aristo International Corporation, incorporated in New York on June 4, 1990, was formed to invest in licensable and patentable consumer products for the mass market.

On May 3, 1995, the Astro-Stream Corporation ("Astro-Stream") acquired all of the outstanding common stock of Aristo through the issuance of 9,889,477 shares of Astro-Stream's common stock, par value $.001, constituting 90% of Astro-Stream's issued and outstanding common stock immediately following the merger of Aristo into Astro-Stream (the "Merger"). Prior to the Merger, Astro-Stream was an inactive company engaged in seeking out a suitable business for acquisition or merger. Astro-Stream, a Delaware corporation, was the surviving corporation in the Merger. Pursuant to the Merger agreement, Astro-Stream changed its name to Aristo International Corporation. The New York corporation was dissolved.

For accounting purposes, the Merger was treated as a recapitalization of Aristo with Aristo as the acquirer (reverse acquisition). All common stock of Aristo was retroactively restated to reflect the equivalent number of Astro-Stream shares that were deemed to be issued by Aristo in the transaction. The cumulative loss of Astro-Stream at the time of the merger amounted to $795,405 and is included in the deficit accumulated during the development stage of the Company.

Pursuant to the Merger, the Company committed to obtain NASDAQ SmallCap listing for the surviving corporation. The SmallCap listing was obtained on September 29, 1995. (See Note 6(c).)

These consolidated financial statements include the accounts of PlayNet and its wholly-owned subsidiaries (collectively, the "Company"). As a development stage enterprise, the Company has devoted all of its efforts through October 31, 1996 to research and development, raising capital, acquiring equipment, financial planning, opening new markets and finding strategic partners. Since late 1994 the Company has focused on the design and development of location-based, pay-per-play electronic entertainment products and music juke boxes which are networked through the Internet. In September 1996, the Company introduced prototypes of its products at a significant industry trade exposition, and since that time has moved towards a commercial launch.

(b)   Acquisition -
On July 31, 1995, the Company, through its newly formed wholly owned subsidiary BAIC Acquisition Corp., purchased all of the outstanding stock of Borta, Inc. ("Borta"), an entertainment software engineering and development company, for consideration aggregating $9,250,000 (the "Acquisition"). The consideration consisted of $8,500,000 (1,818,182 shares) of newly issued common stock and $750,000 in cash. Of the $750,000 in cash payments, $480,000 had been paid as of October 31, 1996 and the remaining $270,000 was paid on December 31, 1996 (see Note 9(a)).

The Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Borta are included in these financial statements from the date of the Acquisition. The Acquisition cost has been allocated to the assets acquired and liabilities assumed, based upon their fair value at the acquisition date, including $87,285 to net current liabilities, $43,258 to fixed assets, $8,086,750 to capitalized software and $1,207,277 to excess of cost over net assets acquired (goodwill). The value assigned to the capitalized software was determined based upon anticipated discounted after-tax cash flows for the period estimated to encompass the remaining life of the technology existing at the Acquisition date. (See Notes 2(e) and 3.)

Following are the pro forma results of operations for the year ended October 31, 1995, as if the Acquisition had occurred as of the beginning of the fiscal year. The unaudited pro forma results of operations do not purport to represent what the Company's results of operations would have actually been if the Acquisition had, in fact, occurred on that date. The pro forma consolidated results of operations for the twelve months ended October 31, 1994 are not material to the financial statements and are, therefore, not presented.

                                                          Year ended
                                                       October 31, 1995
                                                       ----------------
Revenue ..............................................   $   352,391
Operating expenses ...................................     4,605,914
                                                         -----------
Net loss .............................................   $(4,253,523)
                                                         ===========

Loss per share .......................................   $     (0.41)
                                                         ===========

(c)   Financing during the development stage-
Since its inception, the Company has been engaged primarily in product development. As the Company's networked entertainment products are still being developed and have not yet been marketed by the Company, no significant revenues have been generated by the Company. The Company has incurred net losses since inception and, as of October 31, 1996, the Company had an accumulated deficit of $27,721,883 and a working capital deficit of $1,416,371.

The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to complete and distribute new commercially successful entertainment software products. The Company intends to continue to fund its operations until the commercial launch of its products through equity and/or debt financing. From inception through October 31, 1995, the Company raised approximately $9,559,600 through the private placement of stock and convertible notes. From November 1, 1995 through October 31, 1996, the Company financed its operations through the private sale of stock and convertible notes for cash aggregating approximately $10,872,200 and in exchange for products and service totaling approximately $699,790.

Prospectively, as its primary means of financing capital needs, the Company intends to complete its public offering of 2,000,000 shares of its Common Stock which was initiated with the filing of a registration statement in October 1996. For the interim period until such public offering can be completed, subsequent to the end of its last fiscal year, the Company entered into a bridge financing arrangement with Allen & Company Incorporated ("Allen") pursuant to which Allen will act as the Company's placement agent in the sale of senior secured notes and warrants for aggregate gross proceeds of up to $18,000,000, subject to the achievement of certain prescribed operating targets. Through February 12, 1997, the Company has received gross proceeds of $2,500,000 and Allen is obligated to use its best efforts to obtain a third party purchaser for an additional $750,000 of senior secured notes on or before the end of February 1997. In the event that Allen is unsuccessful in completing the bridge financing or if the Company does not achieve its targets, the Company has received a commitment from a principal stockholder to fund a minimum of an additional $5,750,000 of capital and/or convertible term loans during 1997.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Principles of Consolidation-
The consolidated financial statements include the financial statements of PlayNet and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)   Cash and Cash Equivalents -
Cash and cash equivalents includes cash on hand, demand deposits and short-term investments with original maturities of three months or less.

(c) Concentration of Credit Risk-
The Company maintains its cash with high credit quality financial institutions, the amount of which may exceed federally insured limits. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. For the fiscal year ended October 31, 1996, the Company had $2,677,564, with a financial institution that was subject to credit risk beyond the federally insured amount. In fiscal year 1995, the Company did not maintain balances that were in excess of the federally insured limits. Management does not anticipate any losses in connection with its cash deposits.

(d)   Equipment  and Depreciation and Amortization -
Fixed assets are stated at cost net of accumulated depreciation and amortization. Depreciation is computed on the straight line method over the estimated useful lives of the depreciable assets. Estimated useful lives range from three to seven years. Assets acquired under capital leases are amortized using the straight line method over the shorter of the term of the lease or the estimated useful life. The cost of leasehold improvements considered significant are capitalized and then amortized using the straight line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Maintenance and repairs are charged to expense as incurred. (See Note 5.)

(e)  Software Development Costs-
The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer
Software to be Sold, Leased, or Marketed" ("FAS 86"). FAS 86 requires that certain software product development costs ("Capitalized Costs"), incurred after technological feasibility has been established, be capitalized and amortized over the economic life of the software product, commencing upon the general release of the software product to the Company's customers. Software development costs incurred prior to reaching technological feasibility are expensed as incurred. The Company recorded capitalized software in connection with its acquisition of Borta, Inc. and established an amortization policy by using the greater of (a) the straight line method over the remaining estimated economic life of the product or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Management evaluates annually the recoverability of these assets based on projected future revenue streams and financial results for each of the products. In connection therewith, in the fourth quarter of 1996 the Company recorded a charge to write down the unamortized balance. Accumulated amortization amounted to $1,444,065 and $288,813 for the years ended October 31, 1996 and 1995, respectively. (See Note 3.)

It is reasonably possible that the estimate of anticipated future gross revenues, and the remaining estimated economic life of the product or both will be reduced significantly in the near term. Consequently, amortization of the capitalized software costs may be accelerated materially in the near term.

(f)  Research and Development Costs-
Research and development costs are charged to operations when incurred and amounted to $5,039,337, $314,320 and $47,205 for fiscal years 1996, 1995 and
1994, respectively.

(g)  Goodwill-
Goodwill is the excess of the cost of net assets acquired in business combinations over their fair market value. The Company evaluates the recoverability of goodwill at least annually to determine whether later events or circumstances have resulted in an impairment of the asset. In completing this evaluation, the Company compares its best estimate of future undiscounted cash flows with the carrying value of goodwill. The Company recorded goodwill in connection with its acquisition of Borta, Inc. on July 31, 1995 (see Note 1(b)) and estimated a useful life of seven years. Accumulated amortization at October 31, 1996 and 1995 was $215,580 and $43,116, respectively.

(h)  Fair Value of Financial Instruments-
The fair value of all financial instruments approximates their carrying values based on the interest rates for similar instruments.

(i)  Royalty Income-
Royalty income is accrued on the basis of reported transactions of licensees or the minimum payment requirements pursuant to the license agreements.

(j)  Risks and Uncertainties-
In the transition from development stage to the manufacturing stage, the Company may encounter unforeseen difficulties, some of which may be beyond the Company's ability to control, related to marketing, product development, manufacturing, regulation and proprietary technology (including Internet and network services). A significant delay in the Company's ability to manufacture and/or market its network entertainment products could have a material adverse effect on the Company's business, operating results and financial condition in the near term.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods. The most significant estimates and assumptions are related to the recoverability of software costs, recoverability of goodwill and income taxes. Actual results could differ from those estimates.

(k)  Income Taxes-
Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities ("tax differences") using enacted tax rates in effect for the year in which the differences are expected to reverse. (See Note 18.)

(l)  Reclassifications-
Certain reclassifications were made to prior period amounts to conform to current period presentation.

(m)   Impairment of Long-Lived Assets-
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 also requires that assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of the carrying amount or fair value less cost to sell. The Company believes that the adoption of FAS 121 in fiscal 1997 will not have a material impact on the Company's results of operations or financial position.

(n)  Impact of Future Adoption of Recently Issued Accounting Standards-
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This new accounting standard requires transactions in which goods or services are acquired from non-employees in exchange for stock options or other equity instruments to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, as calculated using certain option-pricing models, whichever is more reliably measured. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees also based on a fair-value method of accounting using option-pricing models. Companies that do not adopt the new expense recognition rules will be required to provide pro forma disclosures of the compensation expense as determined under the provisions of FAS 123, if material. The Company will be required to adopt the provisions of FAS 123 effective at the beginning of fiscal year 1997. Management has not fully evaluated the impact the adoption of FAS 123 will have on its financial position or results of operations at that time.

NOTE 3.  CAPITALIZED SOFTWARE

In July 1995, the Company acquired Borta, Inc., a software development company, whose existing technology included various computer software products (e.g. games and tournament play software engines). The products, which have proven technological feasibility, are essential elements of the interactive entertainment products PlayNet has been developing.

In conjunction with certain developments during the fourth quarter of fiscal year 1996, which include the recruitment of a number of key members of management with extensive industry background and the preparation for the launch of its products, management reviewed and revised its projected future revenues streams and financial results for each of its core products. This evaluation also included a review of the marketplace, competition and comparable products, product lifecycles, and discussions with potential customers and distributors, as well as sales projections based upon the presentation of the products at various trade shows and industry events. As a result, the Company adjusted its assumptions regarding the recoverability of its capitalized software costs at October 31, 1996, and reduced the estimate of the asset's remaining useful economic life from seven years to three years. In connection therewith, the Company recorded a charge of $1,925,417 to the value of its Capitalized Software Costs asset.

Since the acquisition of Borta, the Company has focused its efforts on the development of hardware and other software functionality that is essential to its core products, such as Internet browsing, operating systems, interfaces, Chat software, etc. Consequently, any additional costs related to the further development of the existing Borta technology has been minimal and not capitalized.

NOTE 4.   MARKETABLE SECURITIES

The Company considers its marketable securities to be "available for sale" as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, unrealized gains and losses are reported net of tax in a separate component of stockholders' equity until such gains or losses are realized. The cost of securities held at October 31, 1996 and 1995 approximated fair value. For the years ended October 31, 1996, 1995 and 1994, respectively, net realized losses were $38; $20,753; and $31,092.

NOTE 5. EQUIPMENT

As of October 31, 1996 and 1995, equipment consisted of:

                                                           1996          1995
                                                        ---------     ---------

Furniture and fixtures .............................    $  43,015     $  33,874
Office equipment and computers .....................      594,337       172,421
Leasehold improvements .............................       24,791        22,632
Equipment under capital lease, principally
   consisting of:
    Furniture ......................................       49,014        49,014
    Office equipment and computers .................      180,422        37,978
                                                        ---------     ---------
                                                          891,579       315,919

Less:  Accumulated depreciation and amortization ...     (195,795)      (63,463)
                                                        ---------     ---------

Property and Equipment - Net .......................    $ 695,784     $ 252,456
                                                        =========     =========

Depreciation expense for the years ended October 31, 1996, 1995 and 1994 was $86,246, $29,146, and $12,713, respectively. Amortization expense related to assets acquired through capital lease transactions totaled $46,086, $2,888, $-0-for the years ended October 31, 1996, 1995 and 1994, respectively.

NOTE 6.   RESTRICTED CASH

(a)   Current -
A certificate of deposit in the amount of $250,000 collateralizes a line of credit expiring on May 20, 1997 with a commercial bank. (See Note 10(a).)

(b)   Non-current-
In lieu of a cash security deposit for the leased office space in New York, a certificate of deposit in the amount of $86,830 with a commercial bank collateralizes a letter of credit payable to the owner of the facility. This certificate of deposit is classified as non-current since its term is the same as the lease for the office space, which expires on March 31, 2002. The additional balance of $2,209 represents interest earned on the account. (See
Note 8(b).)

(c)   Disposition of Certain Restricted Cash-
Pursuant to the Merger, the Company committed to obtain NASDAQ SmallCap Listing for the surviving corporation. To secure that commitment, the Company deposited $100,000 in an escrow account which was to be distributed to former Astro-Stream stockholders if the listing was not obtained or released to the Company upon achieving the listing. Both parties contested as to whether the performance by the Company was timely and whether there was failure on the part of the former Astro-Stream stockholders in the effort to obtain the listing. In connection therewith, restricted cash in the amount of $100,000 was held in escrow at October 31, 1995. In August 1996 the parties entered into a Stipulation of Discontinuance pursuant to which the Company waived its rights to receive any of the escrow funds. A dividend of $.0932 was paid to stockholders of record on May 5, 1995, on which date a total of 1,072,958 shares were outstanding. Accordingly, the Company recorded a charge of $100,000 in the 1996 fiscal year.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal years ended October 31, 1996 and 1995 accounts payable and accrued expenses consisted of:

                                                    1996            1995
                                                 ----------      ----------

         Accounts payable .....................  $2,037,075      $  649,045
         Accrued payroll ......................      74,852            --
         Accrued expenses .....................     221,782            --
         Interest payable .....................      65,957          12,000
         Deferred revenue .....................      40,000            --
                                                 ----------      ----------

                                                 $2,439,666      $  661,045
                                                 ==========      ==========

NOTE 8.  LEASE OBLIGATIONS

(a)   Capital Leases -
The Company has acquired computer equipment, office equipment and furniture under various capital lease agreements expiring at dates through 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives (see Notes 2(d) and 5). The following is a schedule of the minimum future lease payments related to the various capital leases as of October 31, 1996 for each of the next five years and in the aggregate.

Fiscal year ending October 31,
           1997................................................   $ 160,347
           1998................................................     127,370
           1999................................................      52,687
           2000................................................         461
           2001................................................        --
                                                                  ---------
Total minimum lease payments ..................................     340,865
Less: amount representing interest ............................     (68,006)

Present value of net minimum lease payments ...................     272,859
Less: Capital Lease Obligations - current portion .............    (121,166)

Capital Lease Obligations - net of current portion ............   $ 151,693
                                                                  =========

(b)   Operating Leases -
The Company leases facilities under operating leases expiring in various years through 2002. The Company leases 4,683 square feet of office space for its corporate headquarters in New York under a lease agreement with an unaffiliated third party expiring March 31, 2002. The term of the lease is for ten years and provides for scheduled increases in base rent and escalations based on increases in direct operating expenses and real estate taxes. The total amount of the base rent over the ten year term of the lease aggregates $1,945,791. This amount is being charged to expense using the straight-line method over the term of the lease. Additionally, the Company has recorded a deferred credit to reflect the excess of accrued rent expense over total cash payments since inception of the lease. In addition, the Company has occupied additional 3,600 square feet of office space at its New York office under a sublet arrangement that expires October 31, 1997. The additional rent expense for this space amounts to $12,525 per month.

Commencing September 1, 1995 in connection with the Borta acquisition, the Company entered into a lease agreement, expiring August 31, 1998 for a facility in Virginia.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of October 31, 1996 for each of the next five years and in the aggregate are:

Fiscal year ending October 31,
       1997                                                           $  319,437
       1998                                                              310,283
       1999                                                              222,443
       2000                                                              222,443
       2001                                                              222,443
Subsequent to 2001                                                        92,685
                                                                      ----------
Total minimum future rental payments                                  $1,389,734
                                                                      ==========

Occupancy expense for the fiscal years ended October 31, 1996, 1995 and 1994 and the cumulative period from June 4, 1990 (inception) to October 31, 1996 was $404,762, $213,638, $198,450, and $1,458,733, respectively.

NOTE 9.  COMMITMENTS

(a)   Employment Agreements -
On May 16, 1996, the Company and Borta's president and Borta's chief operating officer ("COO") executed an agreement which provided for the resignation of both Borta's president and the COO as officers and directors of Borta, Inc. and the termination of their employment agreements (which were to expire on July 31, 1998). In connection therewith, Borta's president and COO surrendered all options to purchase common stock of the Company previously granted to them under those agreements. Further, Borta's president surrendered 357,143 of restricted shares of common stock previously granted, together with any options, incentive payments or rights related thereto. In connection with the severance benefits provided for in the May 16, 1996 agreement, the Company agreed to pay Borta's president and the COO $180,000 in additional compensation through January 15, 1997. The Company accrued this amount in the second quarter of the 1996 fiscal year. At October 31, 1996, the remaining balance was $58,258, which has been paid through January 15, 1997.

 (b)  Amendment to Employment Agreement -
On September 18, 1996, the Company and a key employee agreed to amend his employment agreement as follows. The term of the agreement was extended from June 30, 1997 to October 31, 1999. Additionally, the Company issued 50,000 shares of its restricted common stock with a fair market value of $5.50 per share as a signing bonus and recorded a compensation expense of $275,000, related thereto. The amendment further provided for the granting of the 1,000,000 stock options under the 1995 Stock Option Plan to this employee vesting at the rate of 100,000 options per year at the end of each fiscal year beginning October 31, 1997. The vesting schedule provides for acceleration upon attaining certain gross revenue targets.

NOTE 10.  NOTES AND LOANS PAYABLE

(a)   Line of Credit -
The Company has borrowed $406,000 under two promissory notes with a commercial bank both of which are due on May 20, 1997. One note in the amount of $250,000 is collateralized by a certificate of deposit, which bears interest at the rate of 6.6% per annum. The second note in the amount of $156,000 bears interest at the rate of 1.5% in excess of the prime commercial rate of the bank per annum (9.75% and 8.75% at October 31, 1996 and 1995, respectively).

(b) Convertible Term Loans -
On December 29, 1994, the Company issued a convertible promissory note for cash, to a stockholder for $500,000, which bears interest at 10% per annum, payable on the last day of each month. The note is payable in one installment on March 31, 1997. The note holder shall have the option to convert the note into 90,909 shares of restricted common stock of the Company at an exercise price of $5.50 per share, in lieu of payment of the principal. On March 6, 1996 the holder of the note indicated its intent to convert the note into 90,909 shares of the Company's common stock. Accordingly, the Company has recorded this note as a non-current obligation on its balance sheet.

On March 29, 1995, the Company issued a convertible promissory note for cash, due on April 30, 1996 to a stockholder for $200,000 collateralized by certain patents, bearing interest at 10% per annum payable quarterly. On December 29, 1995, the note holder exercised its right to convert the note into 66,667 shares of the Company's restricted common stock in lieu of payment of the note's principal.

On July 31, 1995, the Company issued a $240,000 convertible note ("Original Note") maturing on December 31, 1995, with interest of $20,000 also payable at maturity. On December 29, 1995, the Company issued a new note ("New Note") in the amount of $260,000 (principal and interest of Original Note) that replaced and superseded the Original Note. Under the terms of the New Note, the principle of $260,000 is due on February 28, 1997; and interest of $13,000 is payable quarterly.

On February 12, 1996, the Company executed a $500,000 convertible promissory note, subsequently amended, bearing interest at 12% per annum, payable at maturity. The holder of the note has the right and option, until the maturity date, to convert the note into 90,909 shares of the Company's common stock. The holder also has a continuing contractual right to receive 12.5% of the earnings before interest and taxes from the licensing of music and video CD's. As of October 31, 1996, there were no amounts accrued with respect to this contractual right as the Company does not currently have nor anticipates having any projects related to these licenses. The note has been extended to mature on March 31, 1997. On June 12, 1996, the holder of the note indicated its intent to convert the note into 90,909 shares of common stock. Accordingly, the Company has recorded this note as a non-current obligation on its balance sheet.

On April 12, 1996, the Company executed a $450,000 promissory note, as amended, bearing interest at 12% per annum, payable on August 15, 1996. The holder of the note had the right to convert the note into 81,818 shares of restricted common stock at any time after the date of the note and prior to December 31, 1996. However, on August 22, 1996 principal and accrued interest were paid in full. In connection therewith, the note holder still maintains the rights to options to purchase 81,818 shares of the Company's common stock at a price of $5.50 per share, which expire on March 31, 1997.

On June 27, 1996, the Company issued a promissory note to a stockholder for $330,000 in cash, bearing interest at the prime interest rate as published in The Wall Street Journal (8.25% at October 31, 1996), and payable at maturity. The Company shall have the right to prepay the aggregate principal amount of the note, together with accrued interest through the date of the prepayment without penalty or premium. The stockholder shall have the option to acquire, until February 28, 1997, 120,000 shares of common stock of the Company for $660,000. On September 12, 1996, the note holder indicated its intent to convert the note into common shares.

(c)   Refundable Options to Purchase Stock -
The following options to purchase stock contain provisions whereby the option holder may through February 28, 1997 call for the return of the consideration paid. Accordingly, these agreements are classified as "Convertible term loans - stockholders " in the current liabilities section of the Company's balance sheet.

On May 16, 1996, the Company issued options to purchase an aggregate of 60,000 shares of restricted common stock at $6.50 per share to three separate parties in consideration of total cash payments of $390,000. The option exercise periods extended from the date of issuance through February 28, 1997. In the event the options are not exercised, the holder may call for the option consideration to be returned at anytime during the period beginning 10 days after the maturity date of February 28, 1997.

On May 29, 1996, the Company issued options to purchase an aggregate of 21,000 shares of restricted common stock at prices between $5.50 and $6.50 per share to two parties in consideration for total cash payments of $126,500. The option exercise period extended from the date of issuance through February 28, 1997. In the event the options are not exercised, the holder may call for the option consideration to be returned at anytime during the period beginning 10 days after the maturity date of February 28, 1997.

NOTE 11.  CAPITAL

(a) Capital Transactions -
At its inception (June 4, 1990), the Company issued 3,334,780 shares of common stock in exchange for technical know-how and patents related to certain consumer products which were to be developed further by the Company. These shares were assigned a value of $600,000, which represented the historical cost incurred by the Company's president and chief executive officer. During the year ended October 31, 1991, this amount was charged to operations as research and development.

On April 20, 1994, the Company issued 171,741 shares of common stock to a stockholder as a result of a conversion of a note payable for $250,000 plus $12,064 in accrued interest. On September 30, 1994, the Company issued 159,236 shares of common stock to a corporate stockholder as a result of a conversion of a $200,000 note payable. In addition, at the effective date of the Merger (see
Note 1(a)), the Company issued this stockholder an additional 38,350 shares of common stock pursuant to an anti-dilutive provision of the convertible note payable.

On December 12, 1994, the Company issued 834,529 shares of common stock to stockholders as a result of the conversion of convertible term loans in the amount of $1,025,000.

During March 1995, the Company issued 115,050 shares of common stock to its chief executive officer in exchange for original graphic illustrations valued at $255,555. These illustrations were to be used in a screen saver project that was previously being considered for development by the Company.

During May 1995, the Company issued 33,350 shares of preferred stock for $100,050 in cash. The preferred stock provides for cumulative monthly dividends, in arrears, amounting to 10% per annum, starting on June 15, 1995. (See Note 14.) No dividends can be declared or paid on the common stock until any dividends accrued and unpaid on the preferred stock have been paid. The preferred shares were converted into 18,191 shares of the Company's restricted common stock on May 15, 1996.

In connection with the Borta acquisition, the Company issued 1,818,182 shares of common stock to the former stockholders of Borta. Additionally, the Company issued 357,143 shares of restricted common stock, which were valued at $1,964,286 and subject to forfeiture, to the president of Borta as deferred compensation. On May 16,1996, these shares were canceled. (See Note 9(a).) In the third quarter of the 1996 fiscal year, the Company reversed the total deferred compensation, $117,857 of which had been charged to compensation expense in a prior period. The Company had recorded deferred compensation expense, representing the fair market value at the date of the grant, as a separate component of stockholders' equity for the non-vested portion of the stock granted.

During August 1995, the Company issued 25,000 shares of its common stock valued at $162,000 as a commission on the Borta acquisition.

Also during August 1995, the Company issued 4,082 shares of its common stock in exchange for consulting services valued at $23,372.

During the fiscal year ended October 31, 1996, the Company sold in private placements 1,875,400 shares of common stock, of which 1,180,000 were sold at a price of $5.00 per share and 695,400 were sold at prices of between $5.00 and $7.00 per share, from which the Company received net proceeds (after deduction of related selling expenses, including agency commissions) aggregating approximately $9,305,700. Additionally, during fiscal year 1996, the Company issued 72,446 shares of its common stock in exchange for goods and services with fair market values ranging from approximately $5.00 to $8.50 per share. In connection therewith, PlayNet recorded expenses aggregating $417,915. The Company canceled 357,143 shares of its restricted common stock pursuant to a termination agreement with two former executives of Borta, Inc. (See Note 9(a).)

On December 29, 1995, the Company issued 66,667 shares of common stock to stockholders as a result of a conversion of a convertible term loan in the amount of $200,000.

During May 1996, the holders of all issued and outstanding shares of the Company's preferred stock converted their shares of preferred stock into common stock at a conversion price of $5.50 per share. The 73,350 preferred shares have been converted into 58,191 shares of common stock.

In September 1996, the Company issued 51,250 shares of its common stock with a fair market value of $5.50 per share to two executive employees as signing bonuses. Accordingly, compensation expense in the amount of $281,875 was recorded.

The valuation of all common stock issued in exchange for services, products and intangibles approximates the value of the common stock sold to third parties for cash at the time of issuance.

(b)   Warrants -
On March 29, 1996, the Company issued warrants to Allen & Company, Inc. to purchase 448,101 shares of the Company's common stock at an exercise price of $8.25 share in connection with a retainer agreement dated February 22, 1996 whereby Allen & Company agree to act as the Company's financial advisor. The warrants are exercisable, by the Holder, in whole or in part at any after the first anniversary of the date of the grant and prior to the fifth anniversary of the date of issuance. The Company has recorded a charge of $815,230 in connection with the agreement.

On June 4, 1996, the Company entered into agreements with two parties to provide business development services to the Company. In consideration thereof, the Company granted warrants to purchase an aggregate of 200,000 shares of its common stock at an exercise price of $8.25. The warrants are exercisable, by the Holder, in whole or in part at any time and from time to time after the first anniversary of the date of the grant and prior to the fifth anniversary of the date of issuance. The Company has recorded a charge of $368,712 in connection with the agreement.

At October 31, 1996, there were warrants outstanding to purchase a total of 648,101 shares of the Company's common stock.

On January 20, 1997, warrants to purchase an aggregate of 100,000 shares at a price of $5.50 per share of the Company's common stock were issued to the same two parties as compensation for services rendered pursuant to the aforementioned consulting agreements. The warrants are exercisable by the holder at any time beginning one year from the date of grant through January 20, 2002. In connection therewith, the Company recorded a charge of $221,648 in fiscal year 1996.

NOTE 12.  STOCK OPTIONS

(a)   1994 Stock Option Plan -
On December 9, 1994, the Board of Directors adopted the Company's 1994 Stock Option Plan (the "1994 Plan") which provides for the granting of options for the purchase of up to an aggregate of 500,000 shares of common stock to key employees and to consultants, advisors and directors who are not employees. Options may either be incentive stock options ("ISO") or non-qualified.

Under the 1994 Plan, the option price shall be established by a compensation committee of the Board of Directors. The exercise price of the ISO's granted shall not be less than the fair market value of the shares on the effective date of the grant or not less than 110% of the fair market value of the shares on the effective date of the grant if the optionee owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company.

Under the 1994 Plan, 428,333 options have been granted as of October 31, 1996, of which 120,000 options are exercisable at $2.44 per share. The remaining 348,333 options are exercisable at varying times through fiscal 1999 at prices ranging from $2.44 to $8.00 per share. All options expire 5 years from the date of grant.

(b)   1995 Stock Option Plan -
On July 28, 1995, the Board of Directors adopted the Company's 1995 Stock Option Plan (the "1995 Plan") which provides for the granting of options for the purchase of up to an aggregate of 1,000,000 shares of common stock to key employees and to consultants, advisors and directors who are not employees. Options may either be incentive stock options ("ISO") or non-qualified.

Under the 1995 Plan, the option price shall be established by a compensation committee of the Board of Directors. The exercise price of the ISO's granted shall not be less than the fair market value of the shares on the effective date of the grant or not less than 110% of the fair market value of the shares on the effective date of the grant if the optionee owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company.

Under the 1995 Plan 400,000 stock options were granted to the former shareholders of Borta exercisable on October 31, 2000 at a price of $5.50 per share. The exercise dates may be accelerated if certain earnings performance milestones (the "Milestones") are achieved for the 1996, 1997 and 1998 fiscal years, defined as earnings before interest and taxes. An additional 242,859 stock options at an exercise price of $1.00 per share were granted to the former shareholders of Borta, exercisable on January 31 following the fiscal years ending October 31, 1996, 1997, and 1998 provided that Borta achieves the Milestones for each fiscal year, as defined. As of October 31, 1996, none of the Milestones had been achieved nor was it probable that they would be.

All of the options granted under the 1995 Plan were subsequently canceled. Options for 1,000,000 shares of common stock were then issued under the 1995 Plan to a key employee pursuant to an amended employment agreement.
(See Note 9(b).)

(c)   1996 Stock Option Plan -
The 1996 Stock Option Plan (the "1996 Plan") was approved by the stockholders at the Company's Annual Meeting held on October 29, 1996. The 1996 Plan provides for a maximum of 1,500,000 shares of the Company's common stock to be issued in connection with stock option grants to key employees and to consultants, advisors and directors who are not employees. Options may either be incentive stock options ("ISO") or non-qualified. With respect to ISO's, the exercise price of the ISO's granted shall not be less than the fair market value of the shares on the effective date of the grant or not less than 110% of the fair market value of the shares on the effective date of the grant if the optionee owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company. At October 31, 1996, 1,230,067 options had been granted under the 1996 Plan at prices ranging from $5.50 to $9.00 per share, of which, 67,000 are currently exercisable.

Transactions involving stock option awards for the three fiscal years ended October 31, 1996 are summarized below. The total number of options exercisable at October 31, 1996 was 267,333. As of October 31, 1996, shares available for future grants under the 1996 Plan, 1995 Plan and 1994 Plan amounted to 269,933, none, and 71,666, respectively.

                                            1996          1995       1994         Price Per
                                            Plan          Plan       Plan           Share
                                         ----------    ----------    ----------   ----------
Options outstanding at January 1, 1994        -0-          -0-           -0-
Options granted                                --           --         200,000      $2.44
Options canceled                               --           --            --
                                         ----------    ----------    ----------


Options outstanding at October 31, 1994       -0-          -0-         200,000

Options granted                                --           --         100,000      $8.00
Options granted                                --        400,000          --        $5.50
Options granted                                --        242,859          --        $1.00
Options canceled                               --           --            --
                                         ----------    ----------    ----------

Options outstanding at October 31, 1995       -0-         642,859       300,000

Options granted                             212,000     1,000,000       128,333     $5.50
Options granted                           1,018,067         --            --        $8.00 - 9.00
Options canceled                               --       (642,859)         --        $1.00 - 5.50
                                         ----------    ----------    ----------

Options outstanding at October 31, 1996   1,230,067     1,000,000       428,333
                                         ----------    ----------    ----------
                                         ==========    ==========    ==========


NOTE 13. OTHER EMPLOYEE BENEFIT PLANS

At the January 20,1997 meeting of the Board of Directors, PlayNet adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby effective February 1, 1997, eligible employees may contribute on a tax-deferred basis a percentage of compensation, but not in excess of $9,500, the maximum allowable amount for 1997. The plan provides for a matching contribution by the Company up to a maximum level which cannot exceed 3% of the employees compensation. Company contributions vest over a three year period of continuous service and employee contributions are fully vested immediately.

NOTE 14. DIVIDENDS ON PREFERRED STOCK

In fiscal year 1996, a total of $15,219 in cash dividends was paid to shareholders of the Company's 10% Cumulative Preferred Stock. On May 15, 1996 all preferred stock was converted into the Company's Common Stock.

NOTE 15.   LOSS PER COMMON SHARE

Loss per common share amounts were computed by dividing the loss after deduction of preferred stock dividends by the weighted average number of common shares outstanding for the period. Shares issuable upon the exercise of outstanding stock options and warrants and the effect of any convertible securities are excluded from the computation because the effect on the net loss per common share would be anti-dilutive.

NOTE 16.  RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with a corporate stockholder and director to provide consulting services. In consideration for these services, the corporate stockholder has received fees totaling approximately $130,000; $75,000; $70,000; and $358,000 during the years ended October 31, 1996, 1995,
1994, and the cumulative period from June 4, 1990 (inception) through October 31, 1996, respectively. In addition, in 1996, this corporate stockholder also received a cash payment of $364,000 in connection with expenses incurred for presentations, commissions, tax advisory services and travel expenses related to securing investments in the Company through subscription agreements and promissory notes. This stockholder has also been issued a total of 273,451 shares of its common stock in exchange for $350,000 of services during the three fiscal years ended October 31, 1993. On January 15, 1997 the agreement between the Company and this corporate stockholder was extended for an additional period to expire on June 30, 1998 and was amended to provide for reimbursement to the stockholder for normal and customary "out-of-pocket" expenses incurred in the performance of its obligations under the agreement

The Company obtained the services of its chief executive officer from another company of which PlayNet's CEO is the principle stockholder. Fees paid to that company during the years ended October 31, 1995, 1994, 1993, and the cumulative period from June 4, 1990 (inception) through October 31, 1995, total approximately $456,700; $626,000; $327,000; and $2,084,700, respectively. No such payments were made in the fiscal year ended October 31, 1996.

On December 18, 1996 the Company executed a Promissory Note Receivable in the amount of $30,000 to a key employee, bearing an interest rate of 9% per annum to mature on March 18, 1997. The note provides for one extension up to and including June 18, 1997, at the sole option of the Company.

NOTE 17. LEGAL PROCEEDINGS

An action entitled Ohrbach, Inc. vs. Aristo International Corporation was commenced in the Supreme Court of the State of New York on October 10, 1996 against the Company by Ohrbach, Inc. seeking monetary damages of $232,500 based on the alleged breach of a finder's fee agreement. The Company intends to vigorously defend all aspects of such claim. It is not possible to ascertain at this time what the ultimate award or settlement will be.

On December 24, 1996 the Company was served with a Demand for Arbitration in connection with a Development and License Agreement dated August 29, 1995 between Borta, Inc., a wholly owned subsidiary of PlayNet, and an unaffiliated third party engaged in the marketing of computer sports games. The relief sought under the Demand is to be determined. The Company and the claimant have been engaged in settlement discussions and management believes that an agreement can be reached. However, no assurances can be given that a settlement will be completed. In the event a settlement cannot be reached and an adverse determination is made against the Company, payment of a material award could adversely affect the cash flow of the Company.

NOTE 18.  INCOME TAXES

There is no provision for federal, state or local income taxes for all periods presented, since the Company has incurred operating losses since inception. The Company has paid the minimum state and local taxes during the years, as required. In addition, the Company has fully reserved for the potential future tax benefits resulting from the utilization of net operating loss carry-forwards and the realization of deferred rent.

         Deferred tax assets, as of October 31, 1996, consist of the following:

  Net operating loss carry-forwards   $ 10,420,643
  Capitalized software                  (2,322,048)
  Other                                    184,515
                                      ------------

      Total deferred tax assets          8,283,110
 Less: valuation allowance              (8,283,110)
                                      ------------
Net deferred tax assets               $    -0-
                                      ============

As of October 31, 1996, the Company has available unused net operating loss carry-forwards of approximately $22,000,000 which may provide future tax benefits, expiring in various years from 2006 to 2011.

ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.




                                    PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT

The following table sets forth certain information concerning the present directors and executive officers of the Company:

Name                    Age                 Position

Shmuel Cohen            38    President, Chief Executive Officer and
                              Chairman of the Board of Directors

Paul C. Meyer           49    Chief Operating Officer

Glenn P. Sblendorio     40    Chief Financial Officer

Nolan K. Bushnell       54    Director of Strategic Planning

Philip K. Yachmetz      39    Secretary and Director, Legal & Business Affairs

Rita Zimmerer           41    Executive Vice President--Software

Joseph Ettinger         57    Director

Yael Cohen              36    Director

All directors hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each annual meeting of stockholders and until their successors have been chosen and qualified.

     Shmuel Cohen, age 38, founded the Company in June 1990 and has been President, Chief Executive Officer and a Director of the Company since the Company's inception. Mr. Cohen has also been the President and Chief Executive Officer of each of the Company's subsidiaries since their respective formation in 1995 and 1996. From December 1987 to June 1990, Mr. Cohen served as Chief Executive Officer of Lamia Enterprises Ltd., a corporation that developed patented design application processes. From April 1984 to December 1987, Mr. Cohen served as Chief Executive Officer of Arts, Ltd., a company that researched, patented and produced Soft application technology.

     Paul C. Meyer, age 49, joined the Company as Chief Operating Officer in October 1996 and has been an Executive Vice President and Chief Operating Officer of the Company and each of the Company's subsidiaries since November 26, 1996. From January 1994 to September 1996, Mr. Meyer served in various executive positions at Viacom New Media, a publisher and distributor of multimedia products and a division of Viacom International, Inc., and his last position was Executive Vice President and General Manager-New York. From October 1991 through October 1994, Mr. Meyer served as President of Paul C. Meyer & Associates, Inc., a financial consulting firm. Mr. Meyer has also served as a financial consultant to Automotive Industries, Inc. since September 1989. From February 1990 to September 1991, Mr. Meyer served as President of Superior Toy & Manufacturing Company. From December 1974 to August 1988, Mr. Meyer served in various executive positions with Coleco Industries, Inc., the toy company, his last position being Chief Financial Officer.

     Glenn P. Sblendorio, age 40, joined the Company in September 1996 as Senior Vice President and Chief Financial Officer and has been an Executive Vice President, Chief Financial Officer and Treasurer of the Company and each of its subsidiaries since November 26, 1996. From July 1993 to August 1996, Mr. Sblendorio served as Chief Financial Officer of Sony Interactive Entertainment, Inc., New York, an international, interactive hardware and software company. From October 1981 to July 1993, Mr. Sblendorio served in various positions with the international drug and bio-technology conglomerate, F. Hoffmann La Roche. From March 1992 to July 1993, Mr. Sblendorio served as Vice President of Finance of Roche Molecular Systems, Inc., New Jersey, a biotechnology subsidiary. From January 1990 to March 1992, Mr. Sblendorio served as Controller Europe for F. Hoffmann La Roche, Basel. From July 1988 to January 1990, Mr. Sblendorio served as Vice President of Finance and MIS for Medi+Physics, Inc., a radio pharmaceutical imaging product subsidiary of Hoffmann La Roche, Inc.

     Nolan K. Bushnell, age 54, joined the Company as Director of Strategic Planning in June 1996. Mr. Bushnell has served as a consultant to the Company since July 1995. From June, 1981, Mr. Bushnell has served as sole proprietor of Catalyst Technologies, a source of technical advice and venture capital for Silicon Valley entrepreneurial ventures. From July 1977 to January 1983, Mr. Bushnell served as Chief Executive Officer of Chuck E. Cheese, a restaurant chain featuring electronic entertainment. From November 1972 to February 1979, Mr. Bushnell served as Chief Executive Officer of Atari Corporation, a manufacturer of video games.

     Philip K. Yachmetz, age 39, joined the Company in October 1996 as Director, Legal & Corporate Affairs and became Secretary of the Company and each of its subsidiaries since November 26, 1996. From January 1989 to October 1996, Mr. Yachmetz served as Senior Counsel of Hoffmann-La Roche Inc. the U.S. subsidiary of the international pharmaceutical, diagnostics, chemical and bio-technology conglomerate F. Hoffmann-La Roche Ltd. From March 1985 to December 1988, Mr. Yachmetz served as Secretary and Counsel of Burmah LNG Shipping, Inc., and subsidiaries, the oil and liquefied natural gas shipping and transshipment subsidiary of Burmah Oil plc. From January 1981 to March 1985, Mr. Yachmetz was engaged in the private practice of law as an associate with two New York City law firms. Mr. Yachmetz is admitted to practice law in New York and New Jersey.

     Rita Zimmerer, age 41, joined the Company as Executive Vice President--Software in August 1996. From September 1995 to August 1996, Ms. Zimmerer served as Vice President and Senior Manager at Tiger Electronics, an interactive software company. From January 1994 to August 1995, Ms. Zimmerer served as Vice President of Sales, Marketing and Publishing at Terraglyph

Interactive Studios, a developer and publisher of interactive entertainment. From September 1989 to July 1992, Ms. Zimmerer served as Vice President of Sales and Marketing and from July 1992 to January 1994, Executive Vice President and General Manager of Sunsoft USA, a developer and publisher of interactive entertainment. From August 1988 to August 1989, Ms. Zimmerer served as Central Regional manager of Enesco Imports, a giftware design company. From July 1985 to August 1988, Ms. Zimmerer served as North Central Manager of Tonka Toys, Inc. As of January 1, 1997, Ms. Zimmerer's employment terminated and she was engaged as a consultant to the Company.

     Joseph Ettinger, age 57, joined the Company as a Director in October 1992. From August 1974 to June 1993, Mr. Ettinger served in various capacities for CLAL Industries Ltd., a non-U.S., industrial, multinational conglomerate, including Senior Vice President and General Manager (USA and Canada) from August 1986.

     Yael Cohen, age 36, who is the wife of Shmuel Cohen, has been a Director of the Company since May 1990 and served as Secretary of the Company from May 1990 until November, 1996.

The Board of Directors is responsible for the management of the Company. During the fiscal year ended October 31, 1996, the Board of Directors held 8 meetings. Each incumbent director attended all meetings of the Board.

Other than as described above, there are no family relationships among any of the directors or executive officers of the Company.

The Company has obtained a key man life insurance policy covering Shmuel Cohen in the amount of $3,000,000. The Company is the sole beneficiary under this policy.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and any persons who own more than 10% of any class of the Company's equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based solely on a review of the copies of the reports furnished to the Company to date, or written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ending October 31, 1996 were made on a timely basis.


ITEM 10  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.


The following table sets forth information concerning the annual and long term compensation paid during the Company's last two fiscal years to the Company's CEO and any other highly compensated executive officer serving at the end of the 1996 fiscal year.


                                 Annual Compensation                        Long-Term Awards
                      ----------------------------------------     ---------------------------------------
                                                      Other         Securities
                       Year                           Annual        Underlying   Restricted  All Other
     Name and                                      Compensation       Options    Stock       Compensation($)
Principal Position     Year       Salary     Bonus      (1)            (2)       Awards          (3)
------------------     ----       ------     -----  ----------      ---------    ---------   ------------
Shmuel Cohen,
President and          1996      $344,000      --                                              $37,190
Chief Executive
Officer
                       1995       $29,167      --      $456,700       200,000      --

Nolan Bushnell,
Director of            1996      $100,000
Strategic
Planning  (4)

--------------------

(1) Represents amounts paid to Artmedia Ltd., a corporation controlled by Mr. Cohen, in consideration of the provision by Artmedia of the services of Mr. Cohen, the chief executive officer of Artmedia, as Chief Executive Officer of the Company. Mr. Cohen is currently under contract solely to the Company. See "Employment Agreements".

(2)  120,000 of these options are currently exercisable.

(3) On behalf of the CEO, the Company paid $20,680 for health and related benefits and $16,510 related to travel expenses.

(4) Mr. Bushnell became a full time employee of the Company on July 1, 1996. Prior to that date he was engaged as a consultant by the Company and was remunerated approximately $240,000 in fiscal 1996 for those services.


OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth the details of options granted to the individual listed in the Summary Compensation Table who received options during fiscal 1996.

% of Total Options
                                       Granted to
                    Number of         Employees in    Exercise Price
    Name          Options Garanted     Fiscal Year      Per Share       Expiration Date
    ----          ----------------     -----------      ---------       ---------------
Nolan Bushnell       1,000,000              42%             $5.50        July 28, 2005


OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

No options were exercised by any named executive officers during fiscal 1996. The following table contains information at October 31, 1996, concerning the number and value of unexercised options held by Mr. Cohen.


                                                      Value of Unexercised
                 Number of Unexercised Options    In-the-Money Options Held at
                 Held at Fiscal Year-End                Fiscal Year-End
     Name        (Exercisable/Unexercisable)     (Exercisable/Unexercisable)(1)
     ----        ---------------------------     -------------------------------
Shmuel Cohen           120,000 / 80,000                $787,200 / $524,800

----------------
(1) Based on the fair market value of the underlying securities (the closing bid price of Common Stock on the National Association of Securities Dealers Automated Quotation System - SmallCap Market) at fiscal year end (October 31, 1996), minus the exercise price.


COMPENSATION OF DIRECTORS

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

EMPLOYMENT AGREEMENTS

Mr. Cohen and the Company have entered into an employment agreement that provides that Mr. Cohen will serve as Chief Executive Officer and President of the Company for a term beginning on May 3, 1995, and ending five years thereafter. Mr. Cohen's compensation under his employment agreement includes a salary of $350,000 per annum and options to purchase 200,000 shares of Common Stock. 120,000 of these options have vested on or before May 3, 1996 and are currently exercisable. The remaining 80,000 options vest on May 3, 1997. The exercise price of each option is $2.44. The employment agreement includes non-solicitation, non-compete and confidentiality provisions. Mr. Cohen and the Company have also entered into a separate agreement that provides contractual protections against changes in or loss of employment in case of a change of control (as such term is defined in such agreement) of the Company. Such agreement provides for a lump sum payment equal to 2.99 times Mr. Cohen's base amount (as such term is defined in such agreement) if a "change of control " occurs.

Mr. Nolan Bushnell is employed as the Company's Director of Strategic Planning, pursuant to an employment agreement dated April 19, 1996, for a two year term ending on October 31, 1998. The agreement provides for Mr. Bushnell to be paid a salary at the rate of $300,000 per annum, and thereafter an annual salary determined by the Company's Board of Directors at a rate not less than the initial rate. The Company also granted to Mr. Bushnell options to purchase up to 1,000,000 shares of stock at an exercise price of $8.00 per share, which will vest at 100,000 options per annum over a period of 10 years. Such vesting options may be accelerated by an additional 400,000 options in each of the next two fiscal years, in the event the Company achieves gross revenues from the sale and operation of location based, PlayNet products of $35,000,000 in the fiscal year ended October 31, 1997 and $95,000,000 in the fiscal year ended October 31, 1998. Under the employment agreement, Mr. Bushnell also received a one-time bonus of $30,000 and was issued 50,000 shares of Common Stock as an additional sign-on bonus.

No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock as of October 31, 1996 by (i) each person known by the Company to own more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein under "Executive Compensation", and (iv) all directors and executive officers of the Company as a group.

Name and Address                  Amount and Nature               Percent
of Beneficial Owner               of Beneficial Ownership         of Class(1)
-------------------               -----------------------         -----------

Shmuel Cohen(2)                             2,342,631 (3)               15.53%
    5 Cove Lane
    Kings Point, New York 11024

Castellon Ltd.(2)                           2,271,421 (5)               15.13%
    2, Clan William Terrace
    Dublin 2,  Republic of Ireland

N.Y. Holdings, Ltd.(2)                        895,336 (6)                5.98%
    c/o Hertzog, Fox & Neeman
    4 Weizman Street
    Tel Aviv 64239  Israel

Joseph Ettinger (2) (5)                     2,271,421 (5)               15.13%
    c/o Castellon Ltd.
    2, Clan William Terrace
    Dublin 2,  Republic of Ireland

Yael Cohen                                          0 (4)                0.00%
    5 Cove Lane
    Kings Point, New York 11024

Ron Borta                                   1,127,273 (7)                7.53%
    14 Oak Lane
    Sterling, Virginia 20165

Directors and executive officers as
 a group (4 persons)                        4,614,052  (8)              30.49%

----------------------------------------------
(1)  Based on 14,966,755 shares outstanding.

(2) Pursuant to a ten year proxy agreement dated June 30, 1992, Mr. Cohen, Castellon Limited and NY Holdings Ltd. have agreed that for so long as each party is a stockholder of the Company, each party will vote his or their shares of common stock, currently constituting approximately 36.04% of the Company's Common Stock, for the election of three directors to be designated by Mr. Cohen, two directors to be designated by Castellon
     Limited and one director to be designated by NY Holdings, Ltd. The sole beneficial owner of Castellon Limited is Mr. Joseph Ettinger.

(3) Includes 120,000 shares issuable upon exercise of currently exercisable stock options.

(4) Shmuel Cohen and Yael Cohen are husband and wife and each may be deemed to be the beneficial owner of the shares owned by Mr. Cohen. Mrs. Cohen disclaims beneficial ownership of such shares.

(5) Mr. Ettinger is the President and sole beneficial owner of Castellon Limited and may therefore be deemed to be the beneficial owner of all of the shares of common stock of the Company owned by Castellon Ltd..

(6) Includes 47,273 shares issuable in payment, at the option of the holder, of a $260,000 convertible promissory note.

(7)  Includes 181,818 shares owned by Leslie Davis, Mr. Borta's wife.

(8) Includes 167,273 shares issuable upon the exercise of currently exercisable stock options or in payment of a convertible promissory note held by a corporation controlled by a director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 13, 1996, the Company, Ron Borta and Leslie Davis entered into a binding agreement which provides for, among other things, the resignation of Ron Borta and Leslie Davis as officers and/or directors of Borta, Inc., a company which was acquired by Aristo on July 31, 1995. In connection therewith, Mr. Borta and Ms. Davis surrendered all options to purchase Common Stock previously granted to either of them, and Mr. Borta surrendered 357,143 restricted shares of Common Stock previously granted to him, together with any other options, incentive payments or rights related thereto. In connection with their severance, the Company will pay them $180,000 in the aggregate over the period ending on January 15, 1997. In addition, of the $425,000 remaining to be paid to Ron Borta pursuant to his signing bonus with the Company, $5,000 was paid upon the execution of definitive agreements relating to the resignations, $150,000 was paid on August 30, 1996, and the balance is payable on December 31, 1996.

On September 30, 1994, the Company issued 159,236 shares of Common Stock to Castellon Limited as a result of the conversion of a $200,000 promissory note. In addition, on May 3, 1995, as a result of the Merger, the Company issued to Castellon 38,350 shares of Common Stock pursuant to an anti-dilution provision of this promissory note. Mr. Joseph Ettinger, a director of the Company, is the President of Castellon Limited.

On July 1, 1995, the Company entered into a consulting agreement with Castellon Limited, a stockholder of the Company which presently owns approximately 15.13% of the Company's Common Stock. Pursuant to this consulting agreement, Castellon Limited is paid a cash fee of $10,000 per month for consulting services rendered to the Company relating to joint ventures, strategic partnerships and investor relations outside the United States. Prior to July 1, 1995, Castellon Limited provided consulting services to the Company pursuant to other written agreements. During the years ended October 31, 1996, 1995 and 1994 and during the cumulative period from June 4, 1990 (inception) to October 31, 1995, the Company paid to Castellon Limited fees totaling approximately $130,000, $70,000, $75,000 and $358,000, respectively, in consideration of such consulting services. This stockholder has also been issued a total of 273,451 shares of the Company's common stock in exchange for $350,000 of services rendered during the three fiscal years ended October 31, 1993. In addition, in 1996, this corporate stockholder received a cash payment of $364,000 in connection with expenses incurred related to securing investments in the Company through subscription agreements and promissory notes. On January 15, 1997 the agreement between the Company and Castellon Limited was extended for a period of one year to expire on June 30, 1998 and was amended to provide for the reimbursement to Castellon of normal and customary "out-of-pocket" expenses incurred in the performance of its obligations under the agreement.

On December 29, 1995, the Company issued to Castellon Limited a promissory note in the principal amount of $260,000, in exchange for, and in full payment of, the principal and accrued interest on a promissory note originally issued to Castellon Limited on August 1, 1995. Under the terms of this promissory note, the principal amount thereof is due on February 28, 1997, and interest is due and payable in quarterly installments, each in the amount of $13,000, beginning on April 1, 1996. The Company has agreed to issue, at the option of the holder of the promissory note, up to 47,273 shares of Common Stock, in lieu of cash, in payment of the principal amount of the note (at a price of $5.50 per share). Castellon has given written notice to the Company that it intends to receive payment of the entire principal amount in shares of Common Stock, although Castellon is not, by reason of this notice, legally obligated to do so.

In May 1995, the Company sold to Castellon Limited 33,350 shares of Preferred Stock in consideration of the payment by Castellon of $100,050 in cash. The terms of this Preferred Stock provided for cumulative monthly dividends at a rate per annum equal to 11% of the amount paid by Castellon Limited in consideration of such Preferred Stock, commencing June 15, 1995. So long as any shares of Preferred Stock were outstanding, the Company could not declare, pay, or set apart for payment any dividend or make any other payment on account of any of the shares of Common Stock, unless and until all accrued and unpaid dividends on the shares of Preferred Stock had been paid in full. The shares of Preferred Stock were redeemable at any time at the option of the Company. On May 15, 1996, all of such outstanding shares of Preferred Stock were converted to 18,191 shares of Common Stock at a conversion price of $5.50 per share.

On June 27, 1996, the Company issued to N.Y. Holdings, Ltd., which presently owns 5.98% of the Company's common stock, a promissory note in the principal amount of $330,000, bearing interest at the prime rate, due on October 31, 1996. In connection therewith, the Company granted an option to N.Y. Holdings, Ltd. to purchase, at any time before February 28, 1997, 120,000 shares of Common Stock for an aggregate price of $660,000. N.Y. Holdings Ltd. has given written notice to the Company that it intends to exercise the option with respect to 60,000 shares of Common Stock by applying the principal amount of the note to the purchase price therefore (in lieu of any cash payment thereof by the Company), although N.Y. Holdings, Ltd. is not, by reason of this notice, legally obligated to do so.

During March 1995, the Company issued 115,050 shares of Common Stock valued at $255,555 to Shmuel Cohen in exchange for original graphic images produced by contemporary artists beneficially owned by Mr. Cohen together with the rights for digital reproduction.

From June 4, 1990 through September 30, 1995, the Company obtained the services of Shmuel Cohen, its President and Chief Executive Officer, from another company of which Mr. Cohen is the sole stockholder. Fees paid to this company for the services of Mr. Cohen during the fiscal years ended October 31, 1995 and 1994 and for the cumulative period from June 4, 1990 (inception) to October 31, 1995 were approximately $456,700, $626,000 and $2,084,700, respectively. On February 1, 1995, the Company entered into an employment agreement with Shmuel Cohen, its President and Chief Executive Officer. See "Executive Compensation--Employment Agreements." Commencing October 1995, the Company began compensating Mr. Cohen as President and Chief Executive Officer pursuant to this employment agreement, and since such date has not paid fees to any other person in connection with the services of Mr. Cohen, and does not intend to do so in the future.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K.

         (a)      The following Exhibits are filed as part of this Report.


Number      Description                                  Method of Filing
------      -----------                                  ----------------

2.1         Merger Agreement between the registrant      Incorporated by reference to an Exhibit
            and Aristo International Corporation,        to the Registrant's Current Report on
            dated October 28, 1994.                      Form 8-K, File No. 33-1260-NY, filed on
                                                         November 16, 1994.
            dated October 28, 1994.
2.2         Agreement and Plan of Merger among the       Incorporated by reference to an Exhibit
            registrant, BAIC Acquisition Corp., Borta,   to the Registrant's Current Report on
            Inc. and the shareholders of  Borta, Inc.,   Form 8-K, File No. 33-1260-NY, filed on
            dated July 28, 1995.                         August 15, 1995.

3.1         Restated and Amended Certificate of          Incorporated by reference to Exhibit 3.1
            Incorporation of the Registrant.             to the Registrant's Annual Report on
                                                         Form 10-KSB for the year  ended October
                                                         31, 1995,  filed on January 29, 1996.

3.1A        A Certificate of Amendment to the Restated   Filed herewith.
            and Amended Certificate of Incorporation
            of the Registrant, filed on November 6,
            1996.

3.2         By-Laws of the Registrant.                   Incorporated by reference to Exhibit 3.2
                                                         to the Registrant's Annual Report on
                                                         Form 10-KSB for the year ended
                                                         October 31, 1995, filed on January 29,
                                                         1996.

10.1        1994 Stock Option Plan of the Registrant.*   Incorporated by reference to Exhibit 10.1
                                                         to the Registrant's Annual Report on
                                                         Form 10-KSB for the year ended
                                                         October 31, 1995, filed on January 29,
                                                         1996.

10.2        1995 Stock Option Plan of the Registrant.*   Incorporated by reference to Exhibit 10.2
                                                         to the Registrant's Annual Report on
                                                         Form 10-KSB for the year ended
                                                         October 31, 1995, filed on January 29,
                                                         1996.

10.3        1996 Stock Option Plan of the Registrant     Incorporated by reference to Exhibit 10.3
            and Form of Stock Option Contract.*          to the Registrant's Registration
                                                         Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.4        Employment Agreement between the             Incorporated by reference to Exhibit 10.3
            Registrant and Shmuel Cohen dated            to the Registrant's Annual Report on Form
            February 1, 1995.*                           10-KSB for the year ended October 31,
                                                         1995, filed on January 29, 1996.





Number      Description                                  Method of Filing
------      -----------                                  ----------------

10.5        Change in Control Agreement, dated           Incorporated by reference to Exhibit 10.6
            February 1, 1995, between the registrant     to the Registrant's Annual Report on Form
            and Shmuel Cohen.*                           10-KSB for the year ended October 31,
                                                         1995, filed on January 29, 1996
10.6        Consulting Agreement, dated July 1, 1995,    Incorporated by reference to Exhibit 10.7
            between the registrant and  Castellon        to the Registrant's Annual Report on Form
            Limited.*                                    10-KSB for the year ended October 31,
                                                         1995, filed on January 29, 1996.

10.7        Warrant Certificate                          Incorporated by reference to Exhibit 10.3
                                                         to the Registrant's Registration
                                                         Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.8        Form of Purchase Agreement                   Incorporated by reference to Exhibit 10.3
                                                         to the Registrant's Registration
                                                         Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.9        Engagement Letter Agreement, dated           Incorporated by reference to Exhibit 10.3
            February 22, 1996, between the registrant    to the Registrant's Registration
            and Allen & Company Incorporated.            Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.10       Placement Agency Agreement, dated July 31,   Incorporated by reference to Exhibit 10.3
            1996, between the registrant and Allen &     to the Registrant's Registration
            Company Incorporated.                        Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.11       Form of Subscription Agreement               Incorporated by reference to Exhibit 10.3
                                                         to the Registrant's Registration
                                                         Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.12       Form of Option Agreement/Convertible Note    Incorporated by reference to Exhibit 10.3
                                                         to the Registrant's Registration
                                                         Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.13       Employment Agreement, dated April 19,        Incorporated by reference to Exhibit 10.3
            1996, between the registrant and Nolan       to the Registrant's Registration
            Bushnell, as amended on September 1996.*     Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.14       Termination Agreement, dated May 13, 1996,   Incorporated by reference to Exhibit 10.3
            among Ron Borta and Leslie Davis and the     to the Registrant's Registration
            registrant.                                  Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.






Number      Description                                  Method of Filing
------      -----------                                  ----------------

10.15       Services Letter Agreement, dated August      Incorporated by reference to Exhibit 10.3
            17, 1995, between the registrant and         to the Registrant's Registration
            Michael Katz.                                Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.16       Form of Financial Consulting Contract.       Incorporated by reference to Exhibit 10.3
                                                         to the Registrant's Registration
                                                         Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.17       Letter Agreement, dated June 10, 1996,       Incorporated by reference to Exhibit 10.3
            between the registrant and P.S.G.S.          to the Registrant's Registration
            International Real Estate, Ltd.              Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.18       Option Agreement, dated June 10, 1996,       Incorporated by reference to Exhibit 10.3
            between the registrant and P.S.G.S.          to the Registrant's Registration
            International Real Estate, Ltd.              Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.19       Services Agreement, dated August 1, 1996,    Incorporated by reference to Exhibit 10.3
            between the registrant and Owens &           to the Registrant's Registration
            Associates, Inc.                             Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.20       Services Letter Agreement, dated August      Incorporated by reference to Exhibit 10.3
            20, 1996, between the registrant and         to the Registrant's Registration
            Copyright Clearinghouse, Inc.                Statement on Form S-1 (Reg. No.
                                                         333-14259), filed on October 16, 1996.

10.21       Amendment, dated June 28, 1996, to the       Incorporated by reference to Exhibit 10.3
            Consulting Agreement, dated July 1, 1995,    to the Registrant's Registration
            between the registrant and Castellon         Statement on Form S-1 (Reg. No.
            Limited.                                     333-14259), filed on October 16, 1996.

10.22       AFMA International Disc Distribution         Incorporated by reference to Exhibit 10.3
            Agreement, dated August 22, 1996, between    to the Registrant's Registration
            Film Ventures International, Inc. and        Statement on Form S-1 (Reg. No.
            Aristo entertainment, Inc.                   333-14259), filed on October 16, 1996.

10.23       Senior Secured Notes Placement Agreement     Filed herewith.
            dated December 30, 1996 (including
            exhibits and schedule of holders.)

10.24       Warrants to Purchase Common Stock issued     Filed herewith.
            January 20, 1997 (with schedule of
            holders.)

10.25       Amendment, dated October 30, 1996, to        Filed herewith.
            Common Stock Options (with schedule of
            holders.)





Number      Description                                  Method of Filing
------      -----------                                  ----------------

10.26       Letter agreements, dated December 5, 1996,   Filed herewith
            with Zeller Eblagon Financial Services,
            Ltd., extending options to purchase Common
            Stock.

10.27A      First Amendment, dated October 31, 1996,     Filed herewith.
            to $330,000 Promissory Note payable to NY
            Holdings, Limited.

10.27B      Second Amendment, dated January 10, 1997,    Filed herewith.
            to $330,000 Promissory Note payable to NY
            Holdings, Limited.

10.29       First Amendment, dated December 5, 1996,     Filed herewith.
            to $500,000 Promissory Note payable to
            Zeller Eblagon Leasing, Ltd.

10.30A      First Amendment, dated January 1, 1997, to   Filed herewith.
            $260,000 Promissory Note payable to
            Castellon Limited.

10.30B      Second Amendment, dated January 10, 1997,    Filed herewith.
            payable to Castellon Limited.

21.1        Subsidiaries of the Registrant.              Filed herewith.


--------------
* Management contract or compensatory plan or arrangement.


         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PLAYNET TECHNOLOGIES, INC.


                                             By:  /s/  Shmuel Cohen
                                                ----------------------
                                                Shmuel Cohen
                                                President and  Chief Executive
                                                Officer

Dated: February 13, 1997

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Shmuel Cohen               President and Chief          February 13, 1997
------------------------      Executive Officer
Shmuel Cohen                  (Principal Executive
                              Officer) and Director

/s/Glenn P. Sblendorio        Executive Vice               February 13, 1997
------------------------      President, Chief
Glenn P. Sblendorio           Financial Officer and
                              Treasurer (Principal
                              Financial Officer and
                              Principal Accounting
                              Officer)

/s/ Joseph Ettinger           Director                     February 13, 1997
------------------------
Joseph Ettinger

/s/  Yael Cohen               Director                     February 13, 1997
------------------------
Yael Cohen

                           PLAYNET TECHNOLOGIES, INC.

                                  EXHIBIT INDEX



Exhibit
Number                      Description
------                      -----------

3.1A           A   Certificate   of   Amendment  to  the  Restated  and  Amended
               Certificate of Incorporation of the Registrant, filed on November 6, 1996.

10.23 Senior Secured Notes Placement Agreement dated December 30, 1996 (including exhibits and schedule of holders.)

10.24 Warrants to Purchase Common Stock issued January 20, 1997 (with schedule of holders.)

10.25 Amendment, dated October 30, 1996, to Common Stock Options (with schedule of holders.)

10.26 Letter agreements, dated December 5, 1996, with Zeller Eblagon Financial Services, Ltd., extending options to purchase Common Stock.

10.27A First Amendment, dated October 31, 1996, to $330,000 Promissory Note payable to NY Holdings, Limited.

10.27B Second Amendment, dated January 10, 1997, to $330,000 Promissory Note payable to NY Holdings, Limited.

10.29 First Amendment, dated December 5, 1996, to $500,000 Promissory Note payable to Zeller Eblagon Leasing, Ltd.

10.30A First Amendment, dated January 1, 1997, to $260,000 Promissory Note payable to Castellon Limited.

10.30B         Second  Amendment,  dated January 10, 1997,  payable to Castellon
               Limited.

21.1           Subsidiaries of the Registrant.