Form 10-Q
period 1997-01-31
ARISTO INTERNATIONAL CORP
filed 1997-03-21
CIK 782145

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-25296

                            ------------------------

                           PLAYNET TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     11-2706304
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

   152 WEST 57TH STREET, NEW YORK, NEW YORK                       10019
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (212) 586-2400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        ARISTO INTERNATIONAL CORPORATION
  (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                        OUTSTANDING AT MARCH 14, 1997
----------------------------------------    ----------------------------------
     Common Stock, $.001 par value                      14,966,755

================================================================================

                  PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY ARISTO INTERNATIONAL CORPORATION)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                     INDEX

                                                                                              PAGE
                                                                                              ----
PART I    --   FINANCIAL INFORMATION
Item 1         Consolidated Balance Sheets as of January 31, 1997 and October 31, 1996......
               Consolidated Statements of Operations for the Three Months Ended January 31,
               1997 and 1996; and For the Cumulative Period June 4, 1990 (inception) to
               January 31, 1997.............................................................
               Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
               October 31, 1991, 1992, 1993, 1994, 1995, 1996 and for the Cumulative Period
               June 4, 1990 (inception) to January 31, 1997.................................
               Consolidated Statements of Cash Flows for the Three Months Ended January 31,
               1997 and 1996 and For the Cumulative Period June 4, 1990 (inception) to
               January 31, 1997.............................................................
               Notes to Consolidated Financial Statements...................................
               Management's Discussion and Analysis of Financial Conditions and
               Results of Operations........................................................
PART II   --   OTHER INFORMATION
Item 1         Legal Proceedings............................................................
Item 6         Exhibits and Reports on Form 8-K.............................................
Signatures..................................................................................

                  PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY ARISTO INTERNATIONAL CORPORATION)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                                                JANUARY 31, 1997     OCTOBER 31, 1996
                                                                ----------------     ----------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...................................    $    650,592         $  2,331,761
  Restricted cash.............................................         250,000              250,000
  Inventory...................................................       1,489,585
  Deferred financing charge...................................       1,012,193
  Prepaid expenses and other current assets...................          59,424               15,200
                                                                  ------------         ------------
          Total current assets................................       3,461,794            2,596,961
Equipment, net................................................       1,003,418              695,784
Capitalized software, net.....................................       4,266,632            4,940,528
Goodwill, net.................................................         948,581              991,697
Restricted cash -- noncurrent.................................          89,039               89,039
Other assets..................................................         358,809              355,672
                                                                  ------------         ------------
          Total assets........................................    $ 10,128,273         $  9,669,681
                                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.......................    $  3,738,039         $  2,439,666
  Notes payable -- bank.......................................         406,000              406,000
  Notes payable -- bridge financing...........................       2,250,000                   --
  Convertible term loans -- stockholders......................         776,500              776,500
  Payable to stockholder......................................              --              270,000
  Capital leases..............................................         112,892              121,166
                                                                  ------------         ------------
          Total current liabilities...........................       7,283,431            4,013,332
Convertible term loans -- stockholders........................       1,330,000            1,330,000
Capital leases -- long term...................................         280,768              151,693
Deferred rent.................................................         141,622              145,076
                                                                  ------------         ------------
          Total liabilities...................................       9,035,821            5,640,101
Commitments and contingencies.................................              --                   --
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 1,000,000
     shares; issued and outstanding none at 1997 and 1996.....              --                   --
  Common stock, $.001 par value; authorized 39,000,000 shares;
     issued and outstanding 14,966,755 and 14,966,755,
     respectively.............................................          14,967               14,967
  Additional paid in-capital..................................      32,840,706           31,736,496
  Deficit accumulated during the development stage............     (31,763,221)         (27,721,883)
                                                                  ------------         ------------
          Total stockholders' equity..........................       1,092,452            4,029,580
                                                                  ------------         ------------
          Total liabilities and stockholders' equity..........    $ 10,128,273         $  9,669,681
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

                  PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY ARISTO INTERNATIONAL CORPORATION)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

For the three month period ended January 31, 1997 and 1996 and for the cumulative period from June 4, 1990 (inception) to January 31, 1997

                                                                                      CUMULATIVE
                                                         THREE MONTHS ENDED              SINCE
                                                             JANUARY 31,             JUNE 4, 1990
                                                      -------------------------     (INCEPTION) TO
                                                         1997          1996       JANUARY 31, 1997 *
                                                      -----------   -----------   -------------------
Royalty revenue.....................................  $     2,883   $     1,547      $     128,310
Production revenue..................................           --        90,000            340,647
                                                      ------------  ------------     -------------
          Total revenue.............................        2,883        91,547            468,957
Selling, general and administrative expenses........   (1,637,037)   (1,076,614)       (18,946,487)
Research and development expenses...................   (1,571,144)     (372,030)        (7,944,521)
Amortization of capitalized software costs
  (including
  1996 write down)..................................     (673,896)     (288,813)        (4,043,378)
Interest and other income (expense).................     (162,144)      (32,337)          (482,583)
                                                      ------------  ------------     -------------
          Net loss..................................   (4,041,338)   (1,678,247)       (30,948,012)
Dividends on preferred stock........................           --        (3,851)           (19,804)
                                                      ------------  ------------     -------------
Net loss applicable to common stockholders..........  $(4,041,338)  $(1,682,098)     $ (30,967,816)
                                                      ============  ============     =============
Weighted average number of common shares
  outstanding.......................................   14,966,755    13,345,279
                                                      ============  ============
Net loss per share..................................  $     (0.27)  $     (0.13)
                                                      ============  ============

* Excludes cumulative losses of The Astro-Stream Corporation of $795,405 at the time of the merger

   The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY ARISTO INTERNATIONAL CORPORATION)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

For the Fiscal Years ended October 31, 1992, 1993, 1994, 1995, 1996 and for the three month period ended January 31, 1997 and for the cumulative period from June 4, 1990 (inception) to Janaury 31, 1997

                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                             PREFERRED STOCK      COMMON STOCK(1)      ADDITIONAL     DURING THE
                                                             ----------------   --------------------     PAID IN     DEVELOPMENT
                                                             SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL        STAGE
                                                             -------   ------   ----------   -------   -----------   ------------
Issuance of common stock for initial capitalization
 ($0.18 per share).........................................                      3,334,780   $3,335    $   596,665
Sale of common stock during November for cash ($0.12 per
 share)....................................................                      1,764,099    1,764        218,526
Sale of common stock during October for cash ($1.29 per
 share)....................................................                        155,067      155        199,845
Exchange of common stock during October for services at
 estimated value ($1.28 per share).........................                         78,367       78         99,922
Net loss for the year ended October 31, 1991...............                                                          $ (1,478,158)
                                                              ------     ---    ----------   ------     ----------    -----------
Balance, October 31, 1991..................................                      5,332,313    5,332      1,114,958     (1,478,158)
                                                              ------     ---    ----------   ------     ----------    -----------
Sale of common stock during the year for cash ($0.85 per
 share)....................................................                      1,589,023    1,589      1,348,411
Sale of common stock during the year for cash ($1.17 per
 share)....................................................                        235,102      235        274,765
Exchange of common stock during August for services at
 estimated value ($1.28 per share).........................                         78,367       78         99,921
Net loss for the year ended October 31, 1992...............                                                            (1,480,812)
                                                              ------     ---    ----------   ------     ----------    -----------
Balance, October 31, 1992..................................                      7,234,805    7,235      2,838,055     (2,958,970)
                                                              ------     ---    ----------   ------     ----------    -----------
Sale of common stock during the year for cash ($1.63 per
 share)....................................................                        611,932      612        999,388
Sale of common stock during the year for cash ($1.28 per
 share)....................................................                        195,085      195        249,805
Exchange of common stock during May for services at
 estimated value ($1.29 per share).........................                        116,717      117        149,883
Exchange of common stock during October for services at
 estimated value ($1.33 per share).........................                         15,006       15         19,985
Exchange of common stock during October for patent rights
 at estimated value ($1.28 per share)......................                         39,184       39         49,961
Purchase of treasury stock for cash ($0.04 per share)......
Net loss for the year ended October 31, 1993...............                                                            (1,636,310)
                                                              ------     ---    ----------   ------     ----------    -----------
Balance, October 31, 1993..................................                      8,212,729    8,213      4,307,077     (4,595,280)
                                                              ------     ---    ----------   ------     ----------    -----------
Sale of common stock during the year for cash ($1.46 per
 share)....................................................                      1,030,447    1,030      1,498,970
Exchange of common stock during January for services at
 estimated value ($1.33 per share).........................                         15,007       15         19,985
Exchange of common stock during January for services at
 estimated value ($1.46 per share).........................                         34,181       34         49,966
Conversion of note payable and accrued interest into common
 stock ($1.53 per share)...................................                        171,741      172        261,892
Conversion of note payable into common stock ($1.26 per
 share)....................................................                        159,236      159        199,841
Repayment of stock subscription receivable.................
Retirement of treasury stock during October................                     (1,667,390)  (1,667)       (58,333)
Net loss for the year ended October 31, 1994...............                                                            (2,228,644)
                                                              ------     ---    ----------   ------     ----------    -----------
Balance, October 31, 1994..................................                      7,955,951    7,956      6,279,398     (6,823,924)
                                                              ------     ---    ----------   ------     ----------    -----------


                                                                              COMMON STOCK HELD
                                                               DEFERRED          IN TREASURY           STOCK
                                                             COMPENSATION   ---------------------   SUBSCRIPTION
                                                               EXPENSE        SHARES      AMOUNT     RECEIVABLE       TOTAL

                                                             ------------   ----------   --------   ------------   -----------

Issuance of common stock for initial capitalization
 ($0.18 per share).........................................                                                        $   600,000

Sale of common stock during November for cash ($0.12 per
 share)....................................................                                                            220,290

Sale of common stock during October for cash ($1.29 per
 share)....................................................                                                            200,000

Exchange of common stock during October for services at
 estimated value ($1.28 per share).........................                                                            100,000

Net loss for the year ended October 31, 1991...............                                                         (1,478,158)

                                                             -----------    ----------   --------     --------     -----------

Balance, October 31, 1991..................................                                                           (357,868)

                                                             -----------    ----------   --------     --------     -----------

Sale of common stock during the year for cash ($0.85 per
 share)....................................................                                                          1,350,000

Sale of common stock during the year for cash ($1.17 per
 share)....................................................                                                            275,000

Exchange of common stock during August for services at
 estimated value ($1.28 per share).........................                                                             99,999

Net loss for the year ended October 31, 1992...............                                                         (1,480,812)

                                                             -----------    ----------   --------     --------     -----------

Balance, October 31, 1992..................................                                                           (113,680)

                                                             -----------    ----------   --------     --------     -----------

Sale of common stock during the year for cash ($1.63 per
 share)....................................................                                           $(80,000)        920,000

Sale of common stock during the year for cash ($1.28 per
 share)....................................................                                                            250,000

Exchange of common stock during May for services at
 estimated value ($1.29 per share).........................                                                            150,000

Exchange of common stock during October for services at
 estimated value ($1.33 per share).........................                                                             20,000

Exchange of common stock during October for patent rights
 at estimated value ($1.28 per share)......................                                                             50,000

Purchase of treasury stock for cash ($0.04 per share)......                 (1,667,390)   (60,000)                     (60,000)

Net loss for the year ended October 31, 1993...............                                                         (1,636,310)

                                                             -----------    ----------   --------     --------     -----------

Balance, October 31, 1993..................................                 (1,667,390)   (60,000)     (80,000)       (419,990)

                                                             -----------    ----------   --------     --------     -----------

Sale of common stock during the year for cash ($1.46 per
 share)....................................................                                                          1,500,000

Exchange of common stock during January for services at
 estimated value ($1.33 per share).........................                                                             20,000

Exchange of common stock during January for services at
 estimated value ($1.46 per share).........................                                                             50,000

Conversion of note payable and accrued interest into common
 stock ($1.53 per share)...................................                                                            262,064

Conversion of note payable into common stock ($1.26 per
 share)....................................................                                                            200,000

Repayment of stock subscription receivable.................                                             80,000          80,000

Retirement of treasury stock during October................                  1,667,390     60,000                           --

Net loss for the year ended October 31, 1994...............                                                         (2,228,644)

                                                             -----------    ----------   --------     --------     -----------

Balance, October 31, 1994..................................                          0          0            0        (536,570)

                                                             -----------    ----------   --------     --------     -----------


                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                                                                       ADDITIONAL     DURING THE
                                                             PREFERRED STOCK      COMMON STOCK(1)        PAID IN     DEVELOPMENT
                                                             SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL        STAGE
                                                             ------     ---     ----------   ------    ----------    -----------

                                                               DEFERRED       COMMON STOCK HELD        STOCK
                                                             COMPENSATION        IN TREASURY        SUBSCRIPTION
                                                               EXPENSE        SHARES      AMOUNT     RECEIVABLE       TOTAL
                                                             -----------    ----------   --------     --------     -----------
Conversion of notes payable into common stock ($1.23 per
 share)....................................................                        834,529      835      1,024,165
Sale of common stock during November for cash ($1.53 per
 share)....................................................                        235,936      236        359,764
Sale of common stock during March for cash ($2.22 per
 share)....................................................                        450,195      450        999,550
Exchange of common stock in March for graphic illustrations
 ($2.22 per share).........................................                        115,050      115        255,440
Issuance of common stock per anti-dilution provision.......                         38,350       38            (38)
Sale of preferred stock in May for cash ($3.00 per
 share)....................................................   33,350    $ 33            --       --        100,017
Equity acquired from the reverse acquisition with
 Astro-Stream..............................................                      1,098,997    1,099        806,205       (795,405)
Issuance of common stock as a result of the acquisition of
 Borta, Inc. ($4.67 per share).............................                      1,818,182    1,818      8,498,182
Grant of common stock ($5.50 per share)....................                        357,143      357      1,963,929
Sale of common stock during August for cash ($4.50 per
 share)....................................................                         66,666       67        299,933
Sale of common stock during August for cash ($5.50 per
 share)....................................................                         93,500       94        514,156
Exchange of common stock in August for consulting services
 ($6.50 per share).........................................                         25,000       25        162,475
Exchange of common stock in August for consulting services
 ($5.75 per share).........................................                          3,687        4         21,196
Exchange of common stock in August for consulting services
 ($5.50 per share).........................................                            395       --          2,172
Sale of common stock during September for cash ($5.50 per
 share)....................................................                         96,364       96        529,904
Sale of common stock during October for cash ($5.50 per
 share)....................................................                         10,000       10         54,990
Amortization of deferred compensation expense..............
Dividend on preferred stock................................                                                                (4,585)
Net loss for the year ended October 31, 1995...............                                                            (4,116,457)
                                                              ------     ---    ----------   ------     ----------    -----------
Balance, October 31, 1995..................................   33,350      33    13,199,945   13,200     21,871,438    (11,740,371)
                                                              ------     ---    ----------   ------     ----------    -----------
Sale of common stock during November for cash ($5.50 per
 share)....................................................                         60,000       60        329,940
Sale of common stock during December for cash ($5.50 per
 share)....................................................                        164,000      164        901,836
Conversion of notes payable into common stock in December
 ($3.00 per share).........................................                         66,667       67        199,933
Sale of preferred stock during January for cash ($5.50 per
 share)....................................................   40,000      40                               219,960
Exchange of common stock in January for consulting services
 ($5.50 per share).........................................                            500        1          2,749
Sale of common stock during February for cash ($5.50 per
 share)....................................................                         10,000       10         54,990
Sale of common stock during March for cash ($5.50 per
 share)....................................................                         60,000       60        329,940
Sale of common stock during April for cash ($5.50 per
 share)....................................................                         56,363       56        309,944
Reversal of prior year deferred compensation expense.......
Write-off of deferred compensation expense.................                       (357,143)    (357)    (1,963,929)
Sale of common stock during May for cash ($5.50 per
 share)....................................................                         59,362       59        326,432
Exchange of common stock in May for consulting services
 ($5.76 per share).........................................                            421       --          2,423
Exchange of common stock in May for consulting services
 ($4.82 per share).........................................                          1,100        1          5,302
Conversion of preferred stock into common stock in May.....  (73,350)    (73)       58,191       58             15
Sale of common stock during June for cash ($5.50 per
 share)....................................................                         57,638       58        316,951
Exchange of common stock in June for consulting services
 ($5.50 per share).........................................                          1,000        1          5,499
Sale of common stock during July for cash ($5.50 per
 share)....................................................                        152,000      152        835,848
Exchange of common stock in July for consulting services
 ($5.50 per share).........................................                         12,000       12         65,988
Exchange of common stock in August for product rights
 ($5.00 per share).........................................                         30,000       30        149,970
Sale of common stock in August for cash ($5.00 per
 share)....................................................                        700,000      700      3,254,300
Sale of common stock in August for cash ($5.50 per
 share)....................................................                         23,636       24        129,976
Sale of common stock in September for cash ($5.00 per
 share)....................................................                         80,000       80        371,920
Sale of common stock in September for cash ($5.50 per
 share)....................................................                         46,000       46        252,954

Conversion of notes payable into common stock ($1.23 per
 share)....................................................                                                          1,025,000

Sale of common stock during November for cash ($1.53 per
 share)....................................................                                                            360,000

Sale of common stock during March for cash ($2.22 per
 share)....................................................                                                          1,000,000

Exchange of common stock in March for graphic illustrations
 ($2.22 per share).........................................                                                            255,555

Issuance of common stock per anti-dilution provision.......                                                                 --

Sale of preferred stock in May for cash ($3.00 per
 share)....................................................                                                            100,050

Equity acquired from the reverse acquisition with
 Astro-Stream..............................................                                                             11,899

Issuance of common stock as a result of the acquisition of
 Borta, Inc. ($4.67 per share).............................                                                          8,500,000

Grant of common stock ($5.50 per share)....................  $(1,964,286)                                                   --

Sale of common stock during August for cash ($4.50 per
 share)....................................................                                                            300,000

Sale of common stock during August for cash ($5.50 per
 share)....................................................                                                            514,250

Exchange of common stock in August for consulting services
 ($6.50 per share).........................................                                                            162,500

Exchange of common stock in August for consulting services
 ($5.75 per share).........................................                                                             21,200

Exchange of common stock in August for consulting services
 ($5.50 per share).........................................                                                              2,172

Sale of common stock during September for cash ($5.50 per
 share)....................................................                                                            530,000

Sale of common stock during October for cash ($5.50 per
 share)....................................................                                                             55,000

Amortization of deferred compensation expense..............      117,857                                               117,857

Dividend on preferred stock................................                                                             (4,585)

Net loss for the year ended October 31, 1995...............                                                         (4,116,457)

                                                             -----------    ----------   --------     --------     -----------

Balance, October 31, 1995..................................   (1,846,429)           --         --           --       8,297,871

                                                             -----------    ----------   --------     --------     -----------

Sale of common stock during November for cash ($5.50 per
 share)....................................................                                                            330,000

Sale of common stock during December for cash ($5.50 per
 share)....................................................                                                            902,000

Conversion of notes payable into common stock in December
 ($3.00 per share).........................................                                                            200,000

Sale of preferred stock during January for cash ($5.50 per
 share)....................................................                                                            220,000

Exchange of common stock in January for consulting services
 ($5.50 per share).........................................                                                              2,750

Sale of common stock during February for cash ($5.50 per
 share)....................................................                                                             55,000

Sale of common stock during March for cash ($5.50 per
 share)....................................................                                                            330,000

Sale of common stock during April for cash ($5.50 per
 share)....................................................                                                            310,000

Reversal of prior year deferred compensation expense.......     (117,857)                                             (117,857)

Write-off of deferred compensation expense.................    1,964,286                                                    --

Sale of common stock during May for cash ($5.50 per
 share)....................................................                                                            326,491

Exchange of common stock in May for consulting services
 ($5.76 per share).........................................                                                              2,423

Exchange of common stock in May for consulting services
 ($4.82 per share).........................................                                                              5,303

Conversion of preferred stock into common stock in May.....                                                                 --

Sale of common stock during June for cash ($5.50 per
 share)....................................................                                                            317,009

Exchange of common stock in June for consulting services
 ($5.50 per share).........................................                                                              5,500

Sale of common stock during July for cash ($5.50 per
 share)....................................................                                                            836,000

Exchange of common stock in July for consulting services
 ($5.50 per share).........................................                                                             66,000

Exchange of common stock in August for product rights
 ($5.00 per share).........................................                                                            150,000

Sale of common stock in August for cash ($5.00 per
 share)....................................................                                                          3,255,000

Sale of common stock in August for cash ($5.50 per
 share)....................................................                                                            130,000

Sale of common stock in September for cash ($5.00 per
 share)....................................................                                                            372,000

Sale of common stock in September for cash ($5.50 per
 share)....................................................                                                            253,000


                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                             PREFERRED STOCK      COMMON STOCK(1)      ADDITIONAL     DURING THE
                                                             ----------------   --------------------     PAID IN     DEVELOPMENT
                                                             SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL        STAGE
                                                             -------   ------   ----------   -------   -----------   ------------

                                                                              COMMON STOCK HELD
                                                               DEFERRED          IN TREASURY           STOCK
                                                             COMPENSATION   ---------------------   SUBSCRIPTION
                                                               EXPENSE        SHARES      AMOUNT     RECEIVABLE       TOTAL
                                                             ------------   ----------   --------   ------------   -----------
Exchange of common stock in September for consulting
 services ($5.50 per share)................................                         15,625       16         85,921
Exchange of common stock in September for goods ($5.50 per
 share)....................................................                         11,800       12         99,988
Grant of common stock as signing bonuses ($5.50 per
 share)....................................................                         51,250       51        281,824
Sale of common stock in October for cash ($5.00 per
 share)....................................................                        400,000      400      1,853,600
Sale of common stock in October for cash ($5.50 per
 share)....................................................                          6,400        6         35,194
Issuance of warrants in exchange for consulting services
 ($8.25 per share).........................................                                              1,183,942
Issuance of warrants in exchange for consulting services
 ($5.50 per share).........................................                        221,648
Dividend on preferred stock................................                                                               (15,219)
Net loss for the fiscal year ended October 31, 1996........                                                           (15,966,292)
                                                              ------     ---    ----------   ------     ----------    -----------
Balance, October 31, 1996                                         --      --    14,966,755   14,967     31,736,496    (27,721,883)
                                                              ------     ---    ----------   ------     ----------    -----------
Issuance of warrants pursuant to bridge financing
 agreements-- December and January 1997....................                                              1,104,210
Net loss for the three month period ended January 31,
 1997......................................................                                                            (4,041,338)
                                                              ------     ---    ----------   ------     ----------    -----------
Balance, January 31, 1997                                         --      --    14,966,755   $14,967   $32,840,706   $(31,763,221)
                                                              ======     ===    ==========   ======     ==========    ===========

Exchange of common stock in September for consulting
 services ($5.50 per share)................................                                                             85,937

Exchange of common stock in September for goods ($5.50 per
 share)....................................................                                                            100,000

Grant of common stock as signing bonuses ($5.50 per
 share)....................................................                                                            281,875

Sale of common stock in October for cash ($5.00 per
 share)....................................................                                                          1,854,000

Sale of common stock in October for cash ($5.50 per
 share)....................................................                                                             35,200

Issuance of warrants in exchange for consulting services
 ($8.25 per share).........................................                                                          1,183,942

Issuance of warrants in exchange for consulting services
 ($5.50 per share).........................................                               221,648
Dividend on preferred stock................................                                                            (15,219)

Net loss for the fiscal year ended October 31, 1996........                                                        (15,966,292)

                                                             -----------    ----------   --------     --------     -----------

Balance, October 31, 1996                                             --            --         --           --       4,029,580

                                                             -----------    ----------   --------     --------     -----------

Issuance of warrants pursuant to bridge financing
 agreements-- December and January 1997....................                                                          1,104,210

Net loss for the three month period ended January 31,
 1997......................................................                                                         (4,041,338)

                                                             -----------    ----------   --------     --------     -----------

Balance, January 31, 1997                                             --            --         --                  $ 1,092,452

                                                             ===========    ==========   ========     ========     ===========


---------------
Note 1. All common shares information has been restated since inception to reflect conversion of the outstanding shares of PlayNet's (formerly Aristo) common stock into 90% of the common stock of Astro-Stream pursuant to the Merger agreement.

  The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY ARISTO INTERNATIONAL CORPORATION)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
For the three month period ended January 31, 1997 and 1996 and for the cumulative period from June 4, 1990 (inception) to January 31, 1997

                                                                                                                CUMULATIVE
                                                                                    THREE MONTHS ENDED            SINCE
                                                                                        JANUARY 31,            JUNE 4, 1990
                                                                                 -------------------------    (INCEPTION) TO
                                                                                    1997          1996       JANUARY 31, 1997
                                                                                 -----------   -----------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss during development stage............................................  $(4,041,338)  $(1,678,247)    $(30,948,012)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..............................................      787,863       469,054        2,794,241
    Expenses paid by issuance of common stock..................................           --         2,750        1,925,663
    Deferred rent..............................................................       (3,454)       (3,454)         141,622
    Deferred financing costs...................................................       92,018            --           92,018
    Loss on disposal of fixed asset............................................           --            --           19,200
    Net realized loss on sale of marketable securities.........................           --            --           51,845
    Net unrealized gain on marketable securities...............................           --            38           (7,713)
    Write down of capitalized software.........................................           --            --        1,925,417
    Charges related to issuance of warrants....................................           --            --        1,405,590
    Impairment of patents......................................................           --            --           71,306
    Reserve for bad debt.......................................................           --            --          132,538
    Changes in assets and liabilities:
      Increase in prepaid expenses, other current assets and
         other assets..........................................................      (47,806)      (11,151)        (181,905)
      Increase in inventory....................................................   (1,489,585)           --       (1,489,585)
      Increase in accounts payable and accrued expenses........................    1,298,817        27,631        3,601,698
                                                                                 -----------   -----------     ------------
         Net cash used in operating activities.................................   (3,403,485)   (1,193,379)     (20,466,077)
                                                                                 -----------   -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Borta, Inc., net of cash acquired..............................           --            --         (238,615)
  Expenditures for equipment, leasehold improvements, patents and organization
    costs......................................................................     (257,684)      (92,883)      (1,012,240)
  Purchase of marketable securities............................................           --            --       (1,517,601)
  Sales of marketable securities...............................................           --         1,462        1,473,469
  Purchase of computer software................................................           --            --         (110,000)
  Increase (decrease) in other assets..........................................           --        21,873         (170,639)
  Increase in restricted cash..................................................           --        (3,738)        (339,039)
                                                                                 -----------   -----------     ------------
         Net cash used in investing activities.................................     (257,684)      (73,286)      (1,914,665)
                                                                                 -----------   -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from notes payable -- bank.........................           --            --          359,857
  Proceeds from notes payable -- stockholders..................................           --            --          793,500
  Repayments of notes payable -- stockholders..................................           --       (75,000)        (573,500)
  Repayments of notes payable -- other.........................................     (270,000)           --         (270,000)
  Proceeds from notes payable -- bridge financing..............................    2,250,000            --        2,250,000
  Proceeds acquired in connection with the Astro-Stream merger.................           --            --           59,494
  Proceeds from issuance of preferred stock....................................           --       220,000          320,050
  Proceeds from issuance of common stock.......................................           --     1,232,000       16,860,237
  Proceeds from convertible term loans.........................................           --        20,000        3,761,500
  Repayments of convertible term loans.........................................           --            --         (450,000)
  Purchase of treasury stock...................................................           --            --          (60,000)
  Dividends on preferred stock.................................................           --        (3,851)         (19,804)
                                                                                 -----------   -----------     ------------
         Net cash provided by financing activities.............................    1,980,000     1,393,149       23,031,334
                                                                                 -----------   -----------     ------------
         Net (decrease) increase in cash and cash equivalents..................   (1,681,169)      126,484          650,592
Cash and cash equivalents, beginning of period.................................    2,331,761       540,297               --
                                                                                 -----------   -----------     ------------
         Cash and cash equivalents, end of period..............................  $   650,592   $   666,781     $    650,592
                                                                                 ===========   ===========     ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
         Interest..............................................................  $    39,723   $    36,091     $    211,472
                                                                                 ===========   ===========     ============
         Taxes.................................................................  $    14,390   $     4,069     $     34,016
                                                                                 ===========   ===========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY ARISTO INTERNATIONAL CORPORATION)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)

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

     During 1995, the Company issued 115,050 shares of common stock in exchange for original graphic illustrations valued at $255,555.

     In connection with the Merger with Astro-Stream, the Company assumed liabilities of $47,595 and acquired cash of $59,494.

     The Company purchased all of the capital stock of Borta, Inc. The details of the business acquired are as follows:

    Fair value of current assets acquired...................................  $    67,418
    Fair value of fixed assets acquired.....................................       43,258
    Intangible assets of business acquired:
              Capitalized software..........................................    8,086,750
              Excess of cost over net assets acquired (goodwill)............    5,008,049
    Deferred tax liability..................................................   (3,800,772)
    Liabilities assumed.....................................................     (104,703)
    Intercompany payable to the Company.....................................      (50,000)
                                                                              -----------
              Total purchase price consideration............................    9,250,000
    Common stock issued.....................................................    8,500,000
                                                                              -----------
              Total cash to be paid to sellers..............................      750,000
    Liabilities to former stockholder.......................................      500,000
                                                                              -----------
              Cash paid to sellers at closing of the acquisition............      250,000
    Less, cash acquired.....................................................       11,385
                                                                              -----------
              Net cash payment at closing of the acquisition................  $   238,615
                                                                              ===========

     In connection with the purchase of Borta, the Company issued 357,143 shares of restricted common stock valued at $1,964,286 to the president of Borta as deferred compensation. These shares are subject to forfeiture.

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

                  PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY ARISTO INTERNATIONAL CORPORATION)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)

     During December 1995, convertible term loans of $200,000 were converted into 66,667 shares of common stock.

     During 1996, the Company issued 42,446 shares of common stock in exchange for consulting services valued at $267,915.

     During 1996, the Company issued 58,191 shares of common stock in exchange for the 73,350 outstanding shares of preferred stock.

     During 1996, the Company issued 30,000 shares of common stock in exchange for product rights valued at $150,000.

     During 1996, the Company issued 51,250 shares of common stock as signing bonuses pursuant to employment agreements to two key personnel valued at $281,875.

     During 1996, pursuant to a Settlement Agreement with the former president of Borta, Inc. the Company canceled 357,143 shares of common stock originally issued as deferred compensation.

     In connection with warrants issued in 1996 in exchange for consulting services, the Company recorded charges of $1,405,590.

     In the first quarter of fiscal year 1997, the Company issued warrants in connection with bridge financing and recorded deferred charges of $1,104,211.

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The interim consolidated financial statements reflect adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Sales and the net loss for any interim period are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's annual report Form 10-KSB for the fiscal year ended October 31, 1996 and the related audited financial statements included therein. The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business. The Company, as of January 31, 1997, has a working capital deficit of $3,821,637. The Company expects to incur substantial costs and expenses during the ensuing twelve months as the Company continues to develop new products and commence sales of its PlayNet Web networked entertainment terminals. Since inception through January 31, 1997 the Company raised approximately $23,000,000 through the private placement of stock and convertible notes. The Company intends to continue to fund operations until the commercial launch of its products through equity and/or debt financing together with available funds and cash flows expected to be generated by operations. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to raise additional funding through public or private debt financing. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company.

NOTE 2 -- INVENTORIES

     Inventory is stated at the lower of cost or market. At January 31, 1997, inventory consisted of $624,240 in finished goods and $865,345 in raw materials and assembly costs for the Company's PlayNet Web networked entertainment terminals (see Note 5).

NOTE 3 -- FINANCING

     On December 30, 1996, the Company entered into a bridge financing agreement with Allen & Company Incorporated ("Allen") pursuant to which Allen will act as the Company's placement agent in the sale of senior secured notes in two stages for aggregate gross proceeds of up to $18,000,000, subject to achievement of certain prescribed operating targets. Through January 31, 1997 the Company had received gross proceeds of $2,250,000 (see Note 5). The promissory notes related thereto bear interest at a rate of 12% per annum payable on the maturity date of the note. Additionally, the holders of these notes were granted warrants to purchase shares of the Company's common stock.

     In the three month period ended January 31, 1997 and to current date, the Company recorded an aggregate deferred charge of $1,592,264 related to the issuance of warrants to purchase an aggregate of 650,000 shares of its common stock pursuant to the bridge financing arrangement between the Company and senior secured note holders. Through January 31, 1997, the Company recorded $92,018 of interest expense in connection with the amortization of these deferred charges.

NOTE 4 -- LETTER OF INTENT

     On January 24, 1997, the Company entered into a Letter of Intent with IBM Global Services ("IBM") for delivery of server farm management services and Internet dial up access services. The letter of intent allows 60 days to finalize a formal agreement satisfactory in form and substance to both parties. The Company agreed that in the event that the parties do not enter into an agreement relating to the services contemplated, the Company will reimburse IBM for reasonable, documented costs and expenses actually incurred by IBM in an effort to implement the services in accordance with the Company's scheduled timeline, in an amount not to exceed $300,000 (see Note 5).

NOTE 5 -- SUBSEQUENT EVENTS

     On February 22, 1997, the Company launched its PlayNet Web networked entertainment terminals. Through March 14, 1997, the Company has shipped 470 PlayNet Web terminals.

     During February and March 1997, the Company has received an additional $1,000,000 in bridge financing bringing the total gross proceeds received under the Allen bridge financing to $3,250,000. In connection with this additional funding, the Company issued warrants to purchase shares of the Company's common stock (see Note 3).

     On March 6, 1997, the Company entered into a short term revolving line of credit for a total principal sum of $850,000 subject to a draw down and repayment schedule bearing a repayment interest of 15%. As of March 14, 1997, the Company had received $500,000 in draw down payments and made repayments in the amount of $57,500, pursuant to the terms of the line of credit. As consideration for this line of credit, the holder received a security interest in certain purchase orders for the PlayNet Web product and warrants to purchase 66,000 shares of the Company's common stock at a price per share equal to the closing price per share of the Company's common stock as quoted on the Nasdaq Small Cap Market. In connection with these warrants the Company will record a deferred charge in the second quarter of fiscal year 1997 in the amount of $152,390.

     In February 1997 the Company finalized a one year renewable agreement with IBM for dial up access services. Negotiations with IBM for a long term commitment for the delivery of server farm management services and increased dial up access services are still in process. In connection therewith, the Company's commitment to IBM has increased to $550,000 with payment terms and amortization periods to be determined as part of the negotiation process.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     A number of statements contained in this report are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied herein. These risks and uncertainties include but are not limited to the recent development and commencement of operations; dependence on new products; risks related to technological factors; dependence on certain third party vendors and on the Internet; and other risks described in the Company's Registration Statement on Form S-1 filed on October 16, 1996.

OVERVIEW

     The Company designs, develops and sells networked entertainment systems with emphasis on intelligent, Internet-enabled digital terminals targeted for worldwide commercial venues. The Company's three primary products, trademarked as PlayNet Web, PlayNet Music Station and PlayNet Sports, are designed to accept both cash and credit cards, have touch screens, user-friendly interfacing and come pre-loaded with the Company's proprietary software, its advanced technologies and other licensed content. The terminals are aimed at frequenters of bars and sports bars, hotel chains, restaurant chains and eateries, coffee cafes, theme parks, studio stores, lounges, gyms, airports and new "cyber" establishments. All three products run on Microsoft Windows NT platform.

     The Company's digital terminals are designed to utilize the Internet to enhance the traditional entertainment and competitive game experience through innovations such as linking multiple players in remote locations, offering tournament prize play for sports, strategy and video game enthusiasts, and offering, for both pay-per-play and purchase, catalogues of music titles from a broad array of artists and eras. In addition, the terminals are designed to provide convenient "out-of-home" access to select Internet services including E-mail, World Wide Web browsing and Web casting, while simultaneously functioning as points of purchase for entertainment tie-in merchandise.

     During February 1997, the Company shipped 470 PlayNet Web networked entertainment terminals. The 470 units aggregated revenues of approximately $1,018,000. Additionally, the Company currently has outstanding purchase orders for the shipment of another 3,030 terminals which is expected to generate revenues of approximately $6,564,000. The Company has entered into a one year, annually renewable agreement with an unaffiliated vendor to manufacture the PlayNet Web terminals, production of which began in January 1997.

COMPARISON OF THE THREE MONTH PERIOD ENDED JANUARY 31, 1997 VS. JANUARY 31, 1996

     Consolidated revenues for the three months ended January 31, 1997 were $2,883, a decrease of approximately $89,000 as compared to the same period in 1995. Revenues from the development of software represented 0% and 98% of the 1997 and 1996 revenues, respectively. Royalties on the Company's consumer products represented 100% of revenues in 1997 compared to 2% of revenues in 1996.

     Selling, general and administrative expenses for the three months ended January 31, 1997 increased to $1,637,037 as compared to $1,076,614 for the three months ended January 31, 1996. Of the total selling, general and administrative expenses 40% or $657,217 for 1997 related to salaries and benefits as compared to approximately 26% or $285,293 for the prior period. This increase was attributable to an increase in personnel to 15 as of January 31, 1997 from 5 as of January 31, 1996, to support the Company's preparations for the commercial launch of its PlayNet Web networked entertainment terminals.

     Occupancy expense for the current period amounted to $200,623 as compared to $82,876 for the same period in 1996. This increase is related to increased office space in the Company's New York office and an engineering and design facility in California, which was occupied beginning in April 1996. Of the total selling, general and administrative expenses, occupancy expense represents 12% and 8% for the three months period in 1997 and 1996, respectively.

     Amortization and depreciation expenses related to equipment totaled $23,021 and $7,469 respectively, for the three months ended January 31, 1997 and 1996. The increase of approximately $15,500 resulted primarily from the capital expenditures in fiscal years 1997 and 1996 related to the acquisition of equipment and leasehold improvements in the development of an infrastructure necessary to achieve the Company's business objectives.

     Other selling, general and administrative expenses for the 1997 period of approximately $756,000 include $392,000 for legal, auditing services and consulting services related to developing business plans, market strategies and funding of the Company. The balance of approximately $364,000 is primarily attributable to increased travel expenditures, marketing and exhibit costs and general corporate activity.

     Research and development costs for the three months ended January 31, 1997 increased to $1,571,144 as compared to $372,030 for the comparable period in 1996. This increase was primarily attributable to (i) an increase in personnel to 60 as of January 31, 1997 from 30 as of January 31, 1996 ($301,000), and (ii) an increase of expenses related to building prototypes for market test, software and architectural platform development, network design, and final test products ($557,000).

     The increase of $385,083 in amortization of capitalized software costs expense is related to the change (reduction) in the estimated life of the Company's capitalized software asset, which occurred at October 31, 1996.

     Interest expense net of interest and other income for the three months ended January 31, 1997 was $162,144 an increase of approximately $130,000 as compared to the same period in the prior year. This increase was primarily attributable to interest paid in connection with convertible notes, the bridge financing and amortization of deferred financing charges related to the issuance of warrants.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a revolving credit facility with The Merchants Bank of New York in an amount up to $500,000. The facility expires on May 15, 1997. As of January 31, 1997, $406,000 had been drawn upon, of which $250,000 is collateralized by a certificate of deposit.

     As of January 31, 1997, the Company had outstanding notes in the aggregate principal amount of $2,106,500 which were due on February 28, 1997 and March 31, 1997. On February 24, 1997, the notes with maturity dates of February 28, 1997 were extended to March 31, 1997. One promissory note, in the principal amount of $260,000, requires quarterly payments of interest each in the amount of $13,000 beginning on April 1, 1996; two promissory notes, each in the principal amount of $500,000, bear interest at a rate of 10% per annum and 12% per annum, respectively; and the remaining promissory note, in the principal amount of $330,000, bears interest at the prime rate. The holder of one promissory note is also entitled to receive a 12.5% participation in certain license royalties (but, to date, no amount has been paid or accrued with respect thereto), subject to the Company's right to terminate such participation and, in lieu thereof, issue warrants to purchase shares of common stock. The Company has agreed, if a holder of any of the forgoing notes so elects, to issue shares of common stock in full payment (in lieu of cash) of the principal amount of each of these notes (based on a price of $5.50 per share). Three of such holders, with notes aggregating $1,330,000, have given notice to the Company of their intention to receive shares of common stock in payment of the entire principal amount of the promissory note held by it, although no such holder is legally obligated to do so by reason of such notice. The holders of two of the promissory notes were also granted options to purchase a total of 232,717 additional shares of common stock at a price of $5.50. In addition, the Company has borrowed $516,500 from certain lenders, each of whom has the right to receive shares of common stock in payment of the principal amount of the loan (based on a price of $6.50 per share or, as to $55,000 principal amount of one note, $5.50 per share). Accordingly, the Company expects to issue 370,091 shares of common stock with respect to such promissory notes and loans, although no such holders or lenders is legally obligated to receive such shares.

     The Company intends to complete its proposed public offering of 2,000,000 shares of its common stock which was initiated with the filing of a registration statement in October, 1996. On December 30, 1996 the Company entered into a bridge financing arrangement with Allen & Company Incorporated (Allen) pursuant to which Allen will act as the Company's placement agent in the sale of senior secured notes and warrants for aggregate gross proceeds of up to $18,000,000, subject to the achievement of certain prescribed operating targets. Through March 6, 1997, the Company has received gross proceeds of $3,250,000, representing an over subscribed initial stage of financing. In the event that Allen is unsuccessful in completing the bridge financing or if the Company does not achieve its targets, the Company has received a commitment from a principal stockholder to fund a minimum of an additional $5,750,000 of capital and/or convertible term loans during 1997.

     On March 6, 1997, the Company entered into a short term revolving line of credit for a total principal sum of $850,000 subject to a draw down and repayment schedule bearing a repayment interest of 15%. As of March 14, 1997, the Company had received $500,000 in draw down payments and made repayments in the amount of $57,500, pursuant to the terms of the line of credit. As consideration for this line of credit, the holder received a security interest in certain purchase orders for the PlayNet Web product and warrants to purchase 66,000 shares of the Company's common stock at a price per share equal to the closing price per share of the Company's common stock as quoted on the Nasdaq Small Cap Market. In connection with these warrants the Company will record a deferred charge in the second quarter of fiscal year 1997 in the amount of $152,390.

     The Company, as of January 31, 1997, has a working capital deficiency of $3,821,637. Furthermore, in its continuing transition from the development stage to the commercial operating stage, the Company's losses are expected to continue as a result of expenditures required to continue network and software development efforts and increase marketing and sales activities. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully distribute its new entertainment software products.

     The Company believes that the net proceeds from the bridge financing and its public offering, together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the bridge financing and the public offering or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate a portion of the proceeds within the above described categories, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, and financial condition and results of operations.

PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     On or about December 24, 1996 Microleague Media, Inc. filed a demand for arbitration with the American Arbitration Association asserting claims against the Company's subsidiary, PlayNet Studios, Inc. (formerly Borta, Inc.) for an unspecified amount of damages based on the alleged breach of a licensing/co-development agreement between the parties. The Company intends to vigorously defend its position in this arbitration.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     None.

     (b) Form 8-K

     The Company filed a report on Form 8K dated as of November 13, 1996 with respect to its certificate of an amendment to its restated and amended certificate of incorporation to change its corporate name and to increase its authorized capital stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly signed.

Dated: March 17, 1997

                                          PlayNet Technologies, Inc.
                                          (formerly known as Aristo
                                          International Corporation)

                                          By:        /s/ SHMUEL COHEN
                                            ------------------------------------
                                            Shmuel Cohen
                                            President

                                          By:     /s/ GLENN P. SBLENDORIO
                                            ------------------------------------
                                            Glenn P. Sblendorio
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Treasurer