Form 10KSB/A
period 1996-10-31
PLAYNET TECHNOLOGIES INC
filed 1997-05-13
CIK 782145

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO

                           Commission File No. 0-25296

                           PLAYNET TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

            Delaware                                             11-2706304
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           152 West 57th Street, 29th Floor, New York, New York 10019
               (Address of principal executive offices) (Zip Code)

                                 (212) 586-2400
                (Issuer's telephone number, including area code)

 Securities registered under Section 12(b) of the Securities Exchange Act: None

    Securities registered under Section 12(g) of the Securities Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $200,775.

As of February 11, 1997, the aggregate market value of the issuer's Common Stock (the only class of voting stock) held by non-affiliates was approximately $73,717,609.

The number of shares of the issuer's Common Stock (the only class of common equity) outstanding on February 11, 1997 was 14,966,755

Transitional Small Business Disclosure Format (check one): Yes __  No X

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in Item 7, as well as the other information contained elsewhere herein this Form 10-KSB/A and in the Form 10-KSB as filed on February 13, 1997.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of statements contained herein are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied herein. These risks and uncertainties include but are not limited to the recent development and commencement of operations; dependence on new products; risks related to technological factors; dependence on certain third party vendors and on the Internet; and other risks described in the Form 10-KSB as filed on February 13, 1997.

BUSINESS OVERVIEW

The Company designs, develops and intends to sell location-based, pay-per-play electronic game and entertainment system terminals and music juke boxes which are networked over the Internet. In 1997, the Company plans to introduce its three primary products: the PlayNet Web(R) electronic game system, the PlayNet Music(R) juke box and the PlayNet Team(R) electronic game system. All three products run on Microsoft Windows NT platform networked by IBM Global Services. These products are designed to accept both cash and credit cards, have touch screens and user-friendly interfacing, and come pre-loaded with the Company's proprietary software and other licensed content. The Company's products also offer replacement content through downloading over the Internet. The terminals are aimed at frequenters of bars and sports bars, hotel chains, restaurant chains and eateries, coffee cafes, theme parks, studio stores, gyms, airport lounges and new "cyber" establishments.

The Company's products are designed to utilize the Internet as a communications network and an entertainment medium in a social setting, thus enhancing the traditional video game products and juke box experience through innovations such as linking multiple players in remote locations thereby allowing users to play networked games and compete in local or national tournaments and contests offering tournament prize play for sports, strategy and video game enthusiasts, browse the World Wide Web, participate in chat room discussions and use credit cards to purchase CDs and other merchandise.

The marketplace for Internet-enabled, location-based entertainment products is new, subject to rapid technological change and, therefore, very competitive. Many of the Company's current and potential competitors have longer operating histories and possess substantially greater technical, marketing and financial resources than it does. Such competition could have a material adverse impact on the Company's results of operations or financial condition.

COMPANY BACKGROUND

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

The Company was incorporated in the state of Delaware on July 12, 1984, under the name "The Astro-Stream Corporation." On May 3, 1995, Aristo International Corporation, a New York corporation (the "Merging Corporation"), was merged (the "Merger") with and into the Company, with the Company being the surviving corporation. Pursuant to the Merger, the name of the Company was changed to "Aristo International Corporation" and the former stockholders of the Merging Corporation became the owners of 90% of the issued and outstanding common stock of the Company. Prior to the Merger, the Company had no operations. The "Merging Corporation" was incorporated in 1990 to invest in licensable and patentable consumer products for the mass market. Since late 1994 the Company has focused on the digital entertainment business.

On July 31, 1995, the Company acquired 100% of the stock of Borta, Inc. ("Borta"), an entertainment software engineering and development company (the "Acquisition"), whose existing technology included various computer software products (e.g., games and tournament play software engines) which operated on the Microsoft Windows NT platform. At time of the Acquisition, these products had proven technological feasibility, were marketable in existing delivery vehicles or formats and were essential elements of the products that were the core of the Company's business plan at that time. Accordingly, the Company allocated a portion of the purchase price to an intangible asset (capitalized software costs) in accordance with Accounting Principle Board Opinion No. 16 and Financial Accounting Standards No. 86 ("FAS"), Accounting for the Costs of Computer Software to Be Sold, Leased, Otherwise Marketed, paragraph 7, based upon the anticipated discounted after - tax cash flows that reflected management's estimates of future gross revenue streams based upon the assumptions and projections for then relevant PlayNet products. In accordance with paragraph 8 of FAS 86, the Company established an amortization policy by using the greater of the straight-line method over the remaining estimated economic life of the product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

Following the Acquisition, the Company directed its efforts toward the marketing and manufacturing of these products and, accordingly, began to amortize the costs of capitalized software based upon its previously determined estimated economic life. In the second quarter of fiscal year 1996, management determined that the original business plan involving the capitalized software focused on a market that had become saturated quicker than expected and, consequently, would not provide the desired return on investment. However, since management had continued to explore other business opportunities, it was able to quickly devise a strategy that integrated the capitalized software into another delivery vehicle which it had been developing.

The new business concept involved a shift of the Company's focus from the development of a delivery vehicle using the acquired software engines for CD-Rom products to be used on home-based personal computers to the development of a delivery vehicle for products to be marketed in hospitality based venues using the same acquired Microsoft NT based codes to be integrated with existing software. Once proven in the out-of-home market place, it was the Company's strategy to market CD-Rom versions of its software for personal computers. In accordance with FAS 86, paragraph 5, the Company thereafter expensed all costs related to the integration and refinement of the new vehicle through and including market testing of its prototypes. Based upon this change in delivery platform, management prepared new business plans and projections based upon anticipated future gross revenues for its new product line. These projections, based upon information available at that time, reflected revenue streams that supported maintaining the estimates and valuation of the capitalized software asset.

During the fourth quarter of fiscal year 1996, certain significant events occurred resulting in additional information being collected that was not available to the Company's management in prior quarters. The Company recruited a number of key management personnel with extensive industry background for strategic finance, operations and marketing positions. Also, the Company unveiled working prototypes of its three primary products at a significant industry trade show, demonstrating the integration of the software and hardware into a commercial product. Further, management met with significant distributors from within the industry to plan launch activities. As a result, management was able to assess the competition relative to its own products and their useful lives, as well as reassess its future anticipated revenues (based upon the preliminary orders received). The Company began to develop its first long-range product development schedule covering enhancements, upgrades and new products. Accordingly, the Company determined that its current products had a 12 to 18 month lead over competing companies within the industry and that by 1998 new software would have to be available to meet expected competition. Based upon these events and conclusions, the Company determined that the estimated economic life of the capitalized software asset should be reduced to reflect an estimated life of three years from date of acquisition and, accordingly, recorded an adjustment in the fourth quarter of fiscal year 1996 in the amount of $1,925,417.

As of October 31, 1996 (the balance sheet date) the Company, as part of its normal accounting procedures, performed a review of its unamortized capitalized software cost (post adjustment) and compared these costs to projected future revenue streams and financial results (which are consistent with financial results provided to our investment bankers) for each of the products noted above. This evaluation is based upon a review of the marketplace, competition and comparable products, product lifecycles, discussions with potential customers and distributors, sales projections based upon the presentation of the products at various trade shows and industry events, as well as the associated financial projections compiled from the above analysis. However, it is reasonably possible that as operations fully commence the estimate of anticipated future gross revenues, and the remaining estimated economic life of the product or both will be significantly reduced in the near term. Consequently, amortization of the capitalized software costs could be accelerated in the near term, which would have a material adverse effect on the Company's results of operations for the affected periods.

The Company's revenues historically have been comprised of software development fees. Salaries of the software programmers, networking specialists, engineers and graphic artists, as well as depreciation of the fixed assets used in the development of hardware and software, have been included in research and development. During the next twelve months, the Company expects to launch its initial product line intended to consist of the three primary products discussed above. To achieve its operational objectives the Company has entered into a one year, annually renewable agreement with an unaffiliated vendor to manufacture the PlayNet Web(R) units, production of which began in January 1997.

The Company plans to commence shipments of its PlayNet Web networked entertainment terminals late in February 1997. The Company's distribution strategies include the traditional location-based game distribution channels. In addition, the Company is in negotiations with major fast food and hotel chains to provide additional channels of distribution for its products.

As of October 31, 1996, the Company had available unused net operating loss-carry forwards of approximately $22,000,000, which may provide future tax benefits, expiring in various years from 2006 to 2011. The Company has fully reserved for the potential future tax benefits that may result from the utilization of these net operating loss carry-forwards.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility with The Merchants Bank of New York in an amount up to $500,000. The facility expires on May 20, 1997. As of October 31, 1996, $406,000 had been drawn upon, of which $250,000 is collateralized by a certificate of deposit.

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

ITEM 7   FINANCIAL STATEMENTS

                                                                                         Page

Report of Independent Accountants                                                            8

Consolidated Balance Sheets at October 31, 1996 and 1995                                     9

Consolidated Statements of Operations for the fiscal years ended October 31,
1996, 1995 and 1994 and the cumulative
period from June 4, 1990 (inception) to October 31, 1996                                     10

Consolidated Statement of Stockholders' Equity for the fiscal years ended
October 31, 1992, 1993, 1994, 1995, 1996 and
the cumulative period from June 4, 1990 (inception) to October 31, 1996                 11 - 13

Consolidated Statements of Cash Flows for the fiscal years ended October 31,
1996 and 1995 and the cumulative
period from June 4, 1990 (inception) to October 31, 1996                                14 - 17

Notes to the Consolidated Financial Statements                                          18 - 38

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlayNet Technologies, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended October 31, 1996 and the cumulative period from June 4, 1990 (inception) to October 31, 1996, in conformity with generally accepted accounting principles.




New York, New York
February 12, 1997

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

October 31, 1996 and 1995


             ASSETS                                                   1996             1995
                                                                  ------------     ------------
Current assets:
  Cash and cash equivalents                                       $  2,331,761     $    540,297
  Restricted cash                                                      250,000          355,599
  Subscriptions receivable
  Marketable securities                                                     --            1,500
  Prepaid expenses and other current assets                             15,200          236,319
                                                                  ------------     ------------
         Total current assets                                        2,596,961        1,133,715

Equipment, net                                                         695,784          252,456
Patents, net                                                                --           77,034
Capitalized software, net                                            4,940,528        7,907,937
Goodwill, net                                                          991,697        1,164,161
Restricted cash - noncurrent                                            89,039           86,831
Other assets                                                           355,672          426,195
                                                                  ============     ============
         Total assets                                             $  9,669,681     $ 11,048,329
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $  2,439,666     $    661,045
  Notes payable - bank                                                 406,000          406,000
  Convertible term loans - stockholders                                776,500          375,000
  Payable to stockholder                                               270,000          500,000
  Capital leases - current                                             121,166           25,313
                                                                  ------------     ------------

                                                                  ------------     ------------
         Total current liabilities                                   4,013,332        1,967,358

Convertible term loans - stockholders                                1,330,000          565,000
Capital leases - long term                                             151,693           59,209
Deferred rent                                                          145,076          158,891
                                                                  ------------     ------------
         Total liabilities                                           5,640,101        2,750,458

Commitments and contingencies                                               --               --

Stockholders' equity:
  Preferred stock, $.001 par value; authorized
    1,000,000 shares; issued and outstanding
    none in  1996 and 33,350 in 1995                                        --               33
  Common stock, $.001 par value; authorized
    39,000,000 shares; issued and outstanding
    14,966,755 and 13,199,945, respectively                             14,967           13,200
  Additional paid in-capital                                        31,736,496       21,871,438
  Deferred compensation expense                                             --       (1,846,429)
  Deficit accumulated during the development stage                 (27,721,883)     (11,740,371)
                                                                  ------------     ------------
         Total stockholders' equity                                  4,029,580        8,297,871
                                                                  ============     ============
         Total liabilities and stockholders' equity               $  9,669,681     $ 11,048,329
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

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years ended October 31, 1996, 1995 and 1994 and for the Cumulative Period from June 4, 1990 (inception) to October 31, 1996

                                                                                                    Cumulative
                                                                                                       Since
                                                                                                   June 4, 1990
                                                                                                  (inception) to
                                                                                                 October 31, 1996
                                                    1996             1995             1994        (See Note 1(a))
                                                ------------     ------------     ------------     ------------
Royalty revenue                                 $      8,428     $      9,327     $     16,005     $      8,428

Production revenue                                   192,347          148,300               --          192,347
                                                ------------     ------------     ------------     ------------

         Total revenue                               200,775          157,627           16,005          200,775

Selling, general and administrative expenses      (7,852,019)      (3,678,823)      (2,141,400)      (7,852,019)

Research and development expenses                 (5,039,337)        (314,320)         (47,205)      (5,039,337)

Interest expense                                    (245,144)        (101,237)         (46,525)        (245,144)

Amortization of capitalized software costs
    (including 1996 write down)                   (3,080,669)        (288,813)              --       (3,080,669)

Interest and other income (expense)                   50,101          109,109           (9,519)          50,101
                                                ------------     ------------     ------------     ------------

         Net loss                                (15,966,293)      (4,116,457)      (2,228,644)     (15,966,293)

Dividends on preferred stock                         (15,219)          (4,585)              --          (15,219)
                                                ------------     ------------     ------------     ------------

Net loss per common share                       $(15,981,512)    $ (4,121,042)    $ (2,228,644)    $(15,981,512)
                                                ============     ============     ============     ============

Weighted average number of common
  shares outstanding                              13,517,920       10,388,926        9,244,593
                                                ============     ============     ============

Net loss per share                              $      (1.18)    $      (0.40)    $      (0.24)
                                                ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Fiscal Years Ended October 31, 1992, 1993, 1994, 1995 and 1996 and for the period from June 4, 1990 (inception) to October 31, 1996

                                                                                   PREFERRED STOCK         COMMON STOCK(1)
                                                                                --------------------------------------------
                                                                                  SHARES     AMOUNT       SHARES      AMOUNT
                                                                                --------------------------------------------

Issuance of common stock for initial capitalization ($0.18 per share)                                    3,334,780   $ 3,335
Sale of common stock during November for cash ($0.12 per share)                                          1,764,099     1,764
Sale of common stock during October for cash ($1.29 per share)                                             155,067       155
Exchange of common stock during October for services at estimated value
  ($1.28 per share)                                                                                         78,367        78
Net loss for the year ended October 31, 1991

                                                                                --------------------------------------------
Balance, October 31, 1991                                                                                5,332,313     5,332
                                                                                --------------------------------------------

Sale of common stock during the year for cash ($0.85 per share)                                          1,589,023     1,589
Sale of common stock during the year for cash ($1.17 per share)                                            235,102       235
Exchange of common stock during August for services at estimated value
  ($1.28 per share)                                                                                         78,367        78
Net loss for the year ended October 31, 1992

                                                                                --------------------------------------------
Balance, October 31, 1992                                                                                7,234,805     7,235
                                                                                --------------------------------------------

Sale of common stock during the year for cash ($1.63 per share)                                            611,932       612
Sale of common stock during the year for cash ($1.28 per share)                                            195,085       195
Exchange of common stock during May for services at estimated value
  ($1.29 per share)                                                                                        116,717       117
Exchange of common stock during October for services at estimated value
  ($1.33 per share)                                                                                         15,006        15
Exchange of common stock during October for patent rights at estimated value
  ($1.28 per share)                                                                                         39,184        39
Purchase of treasury stock for cash ($0.04 per share)
Net loss for the year ended October 31, 1993

                                                                                --------------------------------------------
Balance, October 31, 1993                                                                                8,212,729     8,213
                                                                                --------------------------------------------

Sale of common stock during the year for cash ($1.46 per share)                                          1,030,447     1,030
Exchange of common stock during January for services at estimated value
  ($1.33 per share)                                                                                         15,007        15
Exchange of common stock during January for services at estimated value
  ($1.46 per share)                                                                                         34,181        34
Conversion of note payable and accrued interest into common stock
  ($1.53 per share)                                                                                        171,741       172
Conversion of note payable into common stock ($1.26 per share)                                             159,236       159
Repayment of stock subscription receivable
Retirement of treasury stock during October                                                             (1,667,390)   (1,667)
Net loss for the year ended October 31, 1994

                                                                                --------------------------------------------
Balance, October 31, 1994                                                                                7,955,951     7,956
                                                                                --------------------------------------------

Conversion of notes payable into common stock ($1.23 per share)                                            834,529       835
Sale of common stock during November for cash ($1.53 per share)                                            235,936       236
Sale of common stock during March for cash ($2.22 per share)                                               450,195       450
Exchange of common stock in March for graphic illustrations ($2.22 per share)                              115,050       115
Issuance of common stock per anti-dilution provision                                                        38,350        38
Sale of preferred stock in May for cash ($3.00 per share)                          33,350    $   33              -         -
Equity acquired from the reverse acquisition with Astro-Stream                                           1,098,997     1,099
Issuance of common stock as a result of the acquisition of Borta, Inc.
  ($4.67 per share)                                                                                      1,818,182     1,818
Grant of common stock ($5.50 per share)                                                                    357,143       357
Sale of common stock during August for cash ($4.50 per share)                                               66,666        67
Sale of common stock during August for cash ($5.50 per share)                                               93,500        94
                                                                                                 DEFICIT
                                                                                  ADDITIONAL   ACCUMULATED
                                                                                   PAID IN       DURING         DEFERRED
                                                                                   CAPITAL     DEVELOPMENT    COMPENSATION
                                                                                                  STAGE         EXPENSE
                                                                                ----------------------------------------------
Issuance of common stock for initial capitalization ($0.18 per share)           $   596,665
Sale of common stock during November for cash ($0.12 per share)                     218,526
Sale of common stock during October for cash ($1.29 per share)                      199,845
Exchange of common stock during October for services at estimated value
  ($1.28 per share)                                                                  99,922
Net loss for the year ended October 31, 1991                                                  $ (1,478,158)

                                                                                ---------------------------------------------
Balance, October 31, 1991                                                         1,114,958     (1,478,158)
                                                                                ---------------------------------------------

Sale of common stock during the year for cash ($0.85 per share)                   1,348,411
Sale of common stock during the year for cash ($1.17 per share)                     274,765
Exchange of common stock during August for services at estimated value
  ($1.28 per share)                                                                  99,921
Net loss for the year ended October 31, 1992                                                    (1,480,812)

                                                                                ---------------------------------------------
Balance, October 31, 1992                                                         2,838,055     (2,958,970)
                                                                                ---------------------------------------------

Sale of common stock during the year for cash ($1.63 per share)                     999,388
Sale of common stock during the year for cash ($1.28 per share)                     249,805
Exchange of common stock during May for services at estimated value
  ($1.29 per share)                                                                 149,883
Exchange of common stock during October for services at estimated value
  ($1.33 per share)                                                                  19,985
Exchange of common stock during October for patent rights at estimated value
  ($1.28 per share)                                                                  49,961
Purchase of treasury stock for cash ($0.04 per share)
Net loss for the year ended October 31, 1993                                                    (1,636,310)

                                                                                ---------------------------------------------
Balance, October 31, 1993                                                         4,307,077     (4,595,280)
                                                                                ---------------------------------------------

Sale of common stock during the year for cash ($1.46 per share)                   1,498,970
Exchange of common stock during January for services at estimated value
  ($1.33 per share)                                                                  19,985
Exchange of common stock during January for services at estimated value
  ($1.46 per share)                                                                  49,966
Conversion of note payable and accrued interest into common stock
  ($1.53 per share)                                                                 261,892
Conversion of note payable into common stock ($1.26 per share)                      199,841
Repayment of stock subscription receivable
Retirement of treasury stock during October                                         (58,333)
Net loss for the year ended October 31, 1994                                                    (2,228,644)

                                                                                ---------------------------------------------
Balance, October 31, 1994                                                         6,279,398     (6,823,924)
                                                                                ---------------------------------------------

Conversion of notes payable into common stock ($1.23 per share)                   1,024,165
Sale of common stock during November for cash ($1.53 per share)                     359,764
Sale of common stock during March for cash ($2.22 per share)                        999,550
Exchange of common stock in March for graphic illustrations ($2.22 per share)       255,440
Issuance of common stock per anti-dilution provision                                    (38)
Sale of preferred stock in May for cash ($3.00 per share)                           100,017
Equity acquired from the reverse acquisition with Astro-Stream                      806,205       (795,405)
Issuance of common stock as a result of the acquisition of Borta, Inc.
  ($4.67 per share)                                                               8,498,182
Grant of common stock ($5.50 per share)                                           1,963,929                   $(1,964,286)
Sale of common stock during August for cash ($4.50 per share)                       299,933
Sale of common stock during August for cash ($5.50 per share)                       514,156
                                                                                                              STOCK
                                                                                                           SUBSCRIPTION
                                                                                                            RECEIVABLE
                                                                            COMMON STOCK HELD IN TREASURY                   TOTAL
                                                                            --------------------------------------------------------
                                                                               SHARES        AMOUNT
                                                                            -------------------------
Issuance of common stock for initial capitalization ($0.18 per share)                                                   $   600,000
Sale of common stock during November for cash ($0.12 per share)                                                             220,290
Sale of common stock during October for cash ($1.29 per share)                                                              200,000
Exchange of common stock during October for services at estimated value
  ($1.28 per share)                                                                                                         100,000
Net loss for the year ended October 31, 1991                                                                             (1,478,158)

                                                                            --------------------------------------------------------
Balance, October 31, 1991                                                                                                  (357,868)
                                                                            --------------------------------------------------------

Sale of common stock during the year for cash ($0.85 per share)                                                           1,350,000
Sale of common stock during the year for cash ($1.17 per share)                                                             275,000
Exchange of common stock during August for services at estimated value
  ($1.28 per share)                                                                                                          99,999
Net loss for the year ended October 31, 1992                                                                             (1,480,812)

                                                                            --------------------------------------------------------
Balance, October 31, 1992                                                                                                  (113,680)
                                                                            --------------------------------------------------------

Sale of common stock during the year for cash ($1.63 per share)                                            $(80,000)        920,000
Sale of common stock during the year for cash ($1.28 per share)                                                             250,000
Exchange of common stock during May for services at estimated value
  ($1.29 per share)                                                                                                         150,000
Exchange of common stock during October for services at estimated
  value ($1.33 per share)                                                                                                    20,000
Exchange of common stock during October for patent rights at estimated
  value ($1.28 per share)                                                                                                    50,000
Purchase of treasury stock for cash ($0.04 per share)                         (1,667,390)   $(60,000)                       (60,000)
Net loss for the year ended October 31, 1993                                                                             (1,636,310)

                                                                            --------------------------------------------------------
Balance, October 31, 1993                                                     (1,667,390)    (60,000)       (80,000)       (419,990)
                                                                            --------------------------------------------------------

Sale of common stock during the year for cash ($1.46 per share)                                                           1,500,000
Exchange of common stock during January for services at estimated value
  ($1.33 per share)                                                                                                          20,000
Exchange of common stock during January for services at estimated value
  ($1.46 per share)                                                                                                          50,000
Conversion of note payable and accrued interest into common stock
  ($1.53 per share)                                                                                                         262,064
Conversion of note payable into common stock ($1.26 per share)                                                              200,000
Repayment of stock subscription receivable                                                                   80,000          80,000
Retirement of treasury stock during October                                    1,667,390      60,000                             --
Net loss for the year ended October 31, 1994                                                                             (2,228,644)

                                                                            --------------------------------------------------------
Balance, October 31, 1994                                                              0           0              0        (536,570)
                                                                            --------------------------------------------------------

Conversion of notes payable into common stock ($1.23 per share)                                                           1,025,000
Sale of common stock during November for cash ($1.53 per share)                                                             360,000
Sale of common stock during March for cash ($2.22 per share)                                                              1,000,000
Exchange of common stock in March for graphic illustrations
  ($2.22 per share)                                                                                                         255,555
Issuance of common stock per anti-dilution provision                                                                             --
Sale of preferred stock in May for cash ($3.00 per share)                                                                   100,050
Equity acquired from the reverse acquisition with Astro-Stream                                                               11,899
Issuance of common stock as a result of the acquisition of Borta, Inc.
  ($4.67 per share)                                                                                                       8,500,000
Grant of common stock ($5.50 per share)                                                                                          --
Sale of common stock during August for cash ($4.50 per share)                                                               300,000
Sale of common stock during August for cash ($5.50 per share)                                                               514,250

The accompanying notes are an integral part of these consolidated financial statements.

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Fiscal Years Ended October 31, 1992, 1993, 1994, 1995 and 1996 and for the period from June 4, 1990 (inception) to October 31, 1996

                                                                                   PREFERRED STOCK         COMMON STOCK(1)
                                                                                -----------------------------------------------
                                                                                  SHARES     AMOUNT         SHARES    AMOUNT
                                                                                --------------------------------------------
Exchange of common stock in August for consulting services ($6.50 per share)                                25,000        25
Exchange of common stock in August for consulting services ($5.75 per share)                                 3,687         4
Exchange of common stock in August for consulting services ($5.50 per share)                                   395        --
Sale of common stock during September for cash ($5.50 per share)                                            96,364        96
Sale of common stock during October for cash ($5.50 per share)                                              10,000        10
Amortization of deferred compensation expense
Dividend on preferred stock
Net loss for the year ended October 31, 1995                                                                    --

                                                                                -----------------------------------------------
Balance, October 31, 1995                                                           33,350        33    13,199,945    13,200
                                                                                -----------------------------------------------

Sale of common stock during November for cash ($5.50 per share)                                             60,000        60
Sale of common stock during December for cash ($5.50 per share)                                            164,000       164
Conversion of notes payable into common stock in December ($3.00 per share)                                 66,667        67
Sale of preferred stock during January for cash ($5.50 per share)                   40,000        40
Exchange of common stock in January for consulting services ($5.50 per share)                                  500         1
Sale of common stock during February for cash ($5.50 per share)                                             10,000        10
Sale of common stock during March for cash ($5.50 per share)                                                60,000        60
Sale of common stock during April for cash ($5.50 per share)                                                56,363        56
Reversal of prior year deferred compensation expense
Write-off of deferred compensation expense                                                                (357,143)     (357)
Sale of common stock during May for cash ($5.50 per share)                                                  59,362        59
Exchange of common stock in May for consulting services ($5.76 per share)                                      421        --
Exchange of common stock in May for consulting services ($4.82 per share)                                    1,100         1
Conversion of preferred stock  into common stock in May                            (73,350)      (73)       58,191        58
Sale of common stock during June for cash ($5.50 per share)                                                 57,638        58
Exchange of common stock in June for consulting services ($5.50 per share)                                   1,000         1
Sale of common stock during July for cash ($5.50 per share)                                                152,000       152
Exchange of common stock in July for consulting services ($5.50 per share)                                  12,000        12
Exchange of common stock in August for product rights ($5.00 per share)                                     30,000        30
Sale of common stock in August for cash ($5.00 per share)                                                  700,000       700
Sale of common stock in August for cash ($5.50 per share)                                                   23,636        24
Sale of common stock in September for cash ($5.00 per share)                                                80,000        80
Sale of common stock in September for cash ($5.50 per share)                                                46,000        46
Exchange of common stock in September for consulting services
  ($5.50 per share)                                                                                         15,625        16
Exchange of common stock in September for goods ($5.50 per share)                                           11,800        12
Grant of common stock as signing bonuses ($5.50 per share)                                                  51,250        51
Sale of common stock in October for cash ($5.00 per share)                                                 400,000       400
Sale of common stock in October for cash ($5.50 per share)                                                   6,400         6
Issuance of warrants in exchange for consulting services ($8.25 per share)
Issuance of warrants in exchange for consulting services ($5.50 per share)
Dividend on preferred stock
Net loss for the fiscal year ended October 31, 1996
                                                                                ----------  --------  ------------   -------

Balance, October 31, 1996                                                               --  $     --    14,966,755   $14,967
                                                                                ==========  ========  ============   =======


                                                                                                 DEFICIT
                                                                                  ADDITIONAL   ACCUMULATED
                                                                                   PAID IN       DURING        DEFERRED
                                                                                   CAPITAL     DEVELOPMENT   COMPENSATION
                                                                                                  STAGE        EXPENSE
                                                                                -----------------------------------------


Exchange of common stock in August for consulting services ($6.50 per share)        162,475
Exchange of common stock in August for consulting services ($5.75 per share)         21,196
Exchange of common stock in August for consulting services ($5.50 per share)          2,172
Sale of common stock during September for cash ($5.50 per share)                    529,904
Sale of common stock during October for cash ($5.50 per share)                       54,990
Amortization of deferred compensation expense                                                                     117,857
Dividend on preferred stock                                                                         (4,585)
Net loss for the year ended October 31, 1995                                                    (4,116,457)

                                                                                -----------------------------------------
Balance, October 31, 1995                                                        21,871,438    (11,740,371)    (1,846,429)
                                                                                -----------------------------------------

Sale of common stock during November for cash ($5.50 per share)                     329,940
Sale of common stock during December for cash ($5.50 per share)                     901,836
Conversion of notes payable into common stock in December ($3.00 per share)         199,933
Sale of preferred stock during January for cash ($5.50 per share)                   219,960
Exchange of common stock in January for consulting services ($5.50 per share)         2,749
Sale of common stock during February for cash ($5.50 per share)                      54,990
Sale of common stock during March for cash ($5.50 per share)                        329,940
Sale of common stock during April for cash ($5.50 per share)                        309,944
Reversal of prior year deferred compensation expense                                                             (117,857)
Write-off of deferred compensation expense                                       (1,963,929)                    1,964,286
Sale of common stock during May for cash ($5.50 per share)                          326,432
Exchange of common stock in May for consulting services ($5.76 per share)             2,423
Exchange of common stock in May for consulting services ($4.82 per share)             5,302
Conversion of preferred stock  into common stock in May                                  15
Sale of common stock during June for cash ($5.50 per share)                         316,951
Exchange of common stock in June for consulting services ($5.50 per share)            5,499
Sale of common stock during July for cash ($5.50 per share)                         835,848
Exchange of common stock in July for consulting services ($5.50 per share)           65,988
Exchange of common stock in August for product rights ($5.00 per share)             149,970
Sale of common stock in August for cash ($5.00 per share)                         3,254,300
Sale of common stock in August for cash ($5.50 per share)                           129,976
Sale of common stock in September for cash ($5.00 per share)                        371,920
Sale of common stock in September for cash ($5.50 per share)                        252,954
Exchange of common stock in September for consulting services
  ($5.50 per share)                                                                  85,921
Exchange of common stock in September for goods ($5.50 per share)                    99,988
Grant of common stock as signing bonuses ($5.50 per share)                          281,824
Sale of common stock in October for cash ($5.00 per share)                        1,853,600
Sale of common stock in October for cash ($5.50 per share)                           35,194
Issuance of warrants in exchange for consulting services ($8.25 per share)        1,183,942
Issuance of warrants in exchange for consulting services ($5.50 per share)          221,648
Dividend on preferred stock                                                                        (15,219)
Net loss for the fiscal year ended October 31, 1996                                            (15,966,292)
                                                                                -----------  -------------  -------------

Balance, October 31, 1996                                                       $31,736,496   $(27,721,883) $          --
                                                                                ===========  =============  =============

                                                                                                                          STOCK
                                                                                                                       SUBSCRIPTION
                                                                                                                        RECEIVABLE
                                                                                  COMMON STOCK HELD IN TREASURY
                                                                                ----------------------------------------------------
                                                                                     SHARES           AMOUNT
                                                                                ---------------------------------
Exchange of common stock in August for consulting services ($6.50 per share)
Exchange of common stock in August for consulting services ($5.75 per share)
Exchange of common stock in August for consulting services ($5.50 per share)
Sale of common stock during September for cash ($5.50 per share)
Sale of common stock during October for cash ($5.50 per share)
Amortization of deferred compensation expense
Dividend on preferred stock
Net loss for the year ended October 31, 1995

                                                                                ----------------------------------------------------
Balance, October 31, 1995                                                                   --                 --                 --
                                                                                ----------------------------------------------------

Sale of common stock during November for cash ($5.50 per share)
Sale of common stock during December for cash ($5.50 per share)
Conversion of notes payable into common stock in December ($3.00 per share)
Sale of preferred stock during January for cash ($5.50 per share)
Exchange of common stock in January for consulting services ($5.50 per share)
Sale of common stock during February for cash ($5.50 per share)
Sale of common stock during March for cash ($5.50 per share)
Sale of common stock during April for cash ($5.50 per share)
Reversal of prior year deferred compensation expense
Write-off of deferred compensation expense
Sale of common stock during May for cash ($5.50 per share)
Exchange of common stock in May for consulting services ($5.76 per share)
Exchange of common stock in May for consulting services ($4.82 per share)
Conversion of preferred stock  into common stock in May
Sale of common stock during June for cash ($5.50 per share)
Exchange of common stock in June for consulting services ($5.50 per share)
Sale of common stock during July for cash ($5.50 per share)
Exchange of common stock in July for consulting services ($5.50 per share)
Exchange of common stock in August for product rights ($5.00 per share)
Sale of common stock in August for cash ($5.00 per share)
Sale of common stock in August for cash ($5.50 per share)
Sale of common stock in September for cash ($5.00 per share)
Sale of common stock in September for cash ($5.50 per share)
Exchange of common stock in September for consulting services
  ($5.50 per share)
Exchange of common stock in September for goods ($5.50 per share)
Grant of common stock as signing bonuses ($5.50 per share)
Sale of common stock in October for cash ($5.00 per share)
Sale of common stock in October for cash ($5.50 per share)
Issuance of warrants in exchange for consulting services ($8.25 per share)
Issuance of warrants in exchange for consulting services ($5.50 per share)
Dividend on preferred stock
Net loss for the fiscal year ended October 31, 1996
                                                                                --------------  -----------------  -----------------

Balance, October 31, 1996                                                                   --  $              --  $              --
                                                                                ==============  =================  =================

                                                                                           TOTAL
                                                                               ----------------------


Exchange of common stock in August for consulting services ($6.50 per share)                  162,500
Exchange of common stock in August for consulting services ($5.75 per share)                   21,200
Exchange of common stock in August for consulting services ($5.50 per share)                    2,172
Sale of common stock during September for cash ($5.50 per share)                              530,000
Sale of common stock during October for cash ($5.50 per share)                                 55,000
Amortization of deferred compensation expense                                                 117,857
Dividend on preferred stock                                                                    (4,585)
Net loss for the year ended October 31, 1995                                               (4,116,457)

                                                                               ----------------------
Balance, October 31, 1995                                                                   8,297,871
                                                                               ----------------------

Sale of common stock during November for cash ($5.50 per share)                               330,000
Sale of common stock during December for cash ($5.50 per share)                               902,000
Conversion of notes payable into common stock in December ($3.00 per share)                   200,000
Sale of preferred stock during January for cash ($5.50 per share)                             220,000
Exchange of common stock in January for consulting services ($5.50 per share)                   2,750
Sale of common stock during February for cash ($5.50 per share)                                55,000
Sale of common stock during March for cash ($5.50 per share)                                  330,000
Sale of common stock during April for cash ($5.50 per share)                                  310,000
Reversal of prior year deferred compensation expense                                         (117,857)
Write-off of deferred compensation expense                                                         --
Sale of common stock during May for cash ($5.50 per share)                                    326,491
Exchange of common stock in May for consulting services ($5.76 per share)                       2,423
Exchange of common stock in May for consulting services ($4.82 per share)                       5,303
Conversion of preferred stock  into common stock in May                                            --
Sale of common stock during June for cash ($5.50 per share)                                   317,009
Exchange of common stock in June for consulting services ($5.50 per share)                      5,500
Sale of common stock during July for cash ($5.50 per share)                                   836,000
Exchange of common stock in July for consulting services ($5.50 per share)                     66,000
Exchange of common stock in August for product rights ($5.00 per share)                       150,000
Sale of common stock in August for cash ($5.00 per share)                                   3,255,000
Sale of common stock in August for cash ($5.50 per share)                                     130,000
Sale of common stock in September for cash ($5.00 per share)                                  372,000
Sale of common stock in September for cash ($5.50 per share)                                  253,000
Exchange of common stock in September for consulting services
  ($5.50 per share)                                                                            85,937
Exchange of common stock in September for goods ($5.50 per share)                             100,000
Grant of common stock as signing bonuses ($5.50 per share)                                    281,875
Sale of common stock in October for cash ($5.00 per share)                                  1,854,000
Sale of common stock in October for cash ($5.50 per share)                                     35,200
Issuance of warrants in exchange for consulting services ($8.25 per share)                  1,183,942
Issuance of warrants in exchange for consulting services ($5.50 per share)                    221,648
Dividend on preferred stock                                                                   (15,219)
Net loss for the fiscal year ended October 31, 1996                                       (15,966,292)
                                                                               ----------------------

Balance, October 31, 1996                                                      $            4,029,580
                                                                               ======================

Note 1. All common shares information has been restated since inception to reflect conversion of the outstanding shares of Play Net's (formerly Aristo's) common stock into 90% of the common stock of Astro-Stream pursuant to the Merger agreement.


The accompanying notes are an integral part of these consolidated financial statements.

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Fiscal Years ended October 31, 1996, 1995 and 1994 and for the Cumulative period from June 4, 1990 (inception) to October 31, 1996

                                                                                                                      Cumulative
                                                                                                                         Since
                                                                                                                      June 4, 1990
                                                                                                                    (inception) to
                                                                                                                    October 31, 1996
                                                                      1996             1995            1994         (See Note 1(a))
                                                                  ------------     ------------     ------------     ------------
Cash flows from operating activities:
  Net loss during development stage                               $(15,966,293)    $ (4,116,457)    $ (2,228,644)    $(26,906,674)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                    1,583,633          363,960           21,407        2,006,378
    Expenses paid by issuance of common stock                          699,790          185,873           70,000        1,925,663
    Deferred royalty income                                                                                                    --
    Deferred compensation expense                                     (117,857)         117,857               --               --
    Deferred royalty income                                                 --               --           (8,333)              --
    Deferred rent                                                      (13,815)         (13,814)          29,600          145,076
    Loss on disposal of fixed asset                                         --               --               --           19,200
    Net realized loss on sale of marketable securities                      --           20,753           31,092           51,845
    Net unrealized gain on marketable securities                            --           (1,000)          (6,713)          (7,713)
    Write down of  capitalized software                              1,925,417               --               --        1,925,417
    Charges related to issuance of warrants                          1,405,590
    Impairment of Patents                                               71,306               --               --           71,306
    Reserve for bad debt                                               132,538               --               --          132,538

    Changes in assets and liabilities:
      Increase in subscriptions receivable                                                                                     --
      Increase in prepaid expenses and other current assets             46,187         (159,573)         (16,408)        (134,099)
      Increase in accounts payable and accrued expenses              1,785,927          232,427         (122,091)       2,302,881
                                                                  ------------     ------------     ------------     ------------
          Net cash used in operating activities                     (8,447,577)      (3,369,974)      (2,230,090)     (18,468,182)
                                                                  ------------     ------------     ------------     ------------

Cash flows from investing activities:
  Investment in Borta, Inc., net of cash acquired                           --         (238,615)              --         (238,615)
  Expenditures for equipment, leasehold improvements,
    patents and organization costs                                    (492,831)         (71,920)         (41,203)        (754,556)
  Purchase of marketable securities                                         --       (1,103,085)        (414,516)      (1,517,601)
  Sales of marketable securities                                         1,500        1,147,832          324,137        1,473,469
  Purchase of computer software                                             --         (110,000)              --         (110,000)
  Increase (decrease) in other assets                                       --           80,602         (232,119)        (170,639)
  (Increase) decrease in restricted cash                               103,391         (105,599)                         (339,039)
                                                                  ------------     ------------     ------------     ------------
          Net cash used in investing activities                       (387,940)        (400,785)        (363,701)      (1,656,981)
                                                                  ------------     ------------     ------------     ------------

Cash flows from financing activities:
  Net proceeds (repayments) from notes payable - bank                       --          (46,143)         (39,500)         359,857
  Proceeds from notes payable - stockholders                                --               --               --          793,500
  Repayments of notes payable - stockholders                          (230,000)              --         (160,000)        (573,500)
  Convertible term loans converted to equity                                                                                   --
  Proceeds acquired in connection with the Astro-Stream merger              --           59,494               --           59,494
  Proceeds from issuance of preferred stock                            220,000          100,050               --          320,050
  Proceeds from issuance of common stock                             9,305,700        2,759,247        1,580,000       16,860,237
  Proceeds from convertible term loans                               1,796,500          940,000        1,025,000        3,761,500
  Repayments of convertible term loans                                (450,000)              --               --         (450,000)
  Purchase of treasury stock                                                --               --               --          (60,000)
  Dividends on preferred stock                                         (15,219)          (4,585)              --          (19,804)

                                                                  ------------     ------------     ------------     ------------
          Net cash provided by financing activities                 10,626,981        3,808,063        2,405,500       21,051,334
                                                                  ------------     ------------     ------------     ------------

          Net (decrease) increase in cash and cash equivalents       1,791,464           37,304         (188,291)         926,171

Cash and cash equivalents, beginning of period                         540,297          502,993          691,284               --

                                                                  ============     ============     ============     ============
          Cash and cash equivalents, end of period                $  2,331,761     $    540,297     $    502,993     $    926,171
                                                                  ============     ============     ============     ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                $    244,793     $    101,237     $     63,629     $    416,542
                                                                  ============     ============     ============     ============
          Taxes                                                   $     33,215     $      5,178     $      6,031     $     52,841
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

During 1995, the Company issued 115,050 shares of common stock in exchange for original graphic illustrations valued at $255,555.

In connection with the Merger with Astro-Stream, the Company assumed liabilities of $47,595 and acquired cash of $59,494.

The Company purchased all of the capital stock of Borta, Inc. The details of the business acquired are as follows:

Fair value of current assets acquired                               $    67,418
Fair value of fixed assets acquired                                      43,258
Intangible assets of business acquired:
          Capitalized software                                        8,086,750
          Excess of cost over net assets acquired (goodwill)          5,008,049
Deferred tax liability                                               (3,800,772)
Liabilities assumed                                                    (104,703)
Intercompany payable to the Company                                     (50,000)
          Total purchase price consideration                          9,250,000
Common stock issued                                                   8,500,000
          Total cash to be paid to sellers                              750,000
Liabilities to former stockholder                                       500,000
          Cash paid to sellers at closing of the acquisition            250,000
Less, cash acquired                                                      11,385
          Net cash payment at closing of the acquisition            $   238,615

In connection with the purchase of Borta, the Company issued 357,143 shares of restricted common stock valued at $1,964,286 to the president of Borta as deferred compensation. These shares are subject to forfeiture (see Notes 9 and 11).

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

During 1996, pursuant to a Settlement Agreement with the former president of Borta, Inc. the Company canceled 357,143 shares of common stock originally issued as deferred compensation. (See Notes 9 and 11.)

In connection with warrants issued in 1996 in exchange for consulting services, the Company recorded charges of $1,405,590, their fair value.

Capital lease obligations of $242,191, $86,992 and $-0- were incurred by the Company and its subsidiaries in 1996, 1995 and 1994, respectively.



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                   Year ended
                                                                October 31, 1995
                                                                   -----------
Revenue .............................................              $   352,391
Operating expenses ..................................                4,605,914
                                                                   -----------
Net loss ............................................              $(4,253,523)
                                                                   ===========

Loss per share ......................................              $     (0.41)
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

(e) Software Development Costs-
The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Marketed" ("FAS 86"). FAS 86 requires that certain software product development costs ("Capitalized Costs"), incurred after technological feasibility has been established, be capitalized and amortized over the economic life of the software product, commencing upon the general release of the software product to the Company's customers. Software development costs incurred prior to reaching technological feasibility are expensed as incurred. The Company recorded capitalized software in connection with its acquisition of Borta, Inc. on July 31, 1995 and established an amortization policy by using the greater of (a) the straight line method over the remaining estimated economic life of the product or (b) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Management evaluates quarterly the recoverability of these assets based on projected future revenue streams and financial results for each of the products. During the first three quarters of fiscal year 1996, the Company's management was precluded from completing an in-depth assessment of the recoverability of the asset due to the circumstances surrounding the marketing and manufacturing of the company's products that led to a change in the Company's primary product line. In connection therewith, in the fourth quarter of 1996 due to certain significant events the Company was able to collect additional information that was not available to the Company's management in prior quarters. These events included the recruitment of a number of key management personnel with extensive industry background, the presentation of its products at a significant industry trade show, discussions with potential customers and distributors and revised financial projections. As a result, the Company determined that the estimated economic life of the capitalized software asset should be reduced and a charge in the amount of $1,925,417 was recorded to write down the unamortized balance to reflect the change of estimate. Accumulated amortization amounted to $1,444,065 and $288,813 for the years ended October 31, 1996 and 1995, respectively. (See Note 3.)

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

NOTE 3. CAPITALIZED SOFTWARE

On July 31, 1995, the Company acquired 100% of the stock of Borta, Inc. ("Borta"), an entertainment software engineering and development company (the "Acquisition"), whose existing technology included various computer software products (e.g., games and tournament play software engines) which operated on the Microsoft Windows NT platform. At time of the Acquisition, these products had proven technological feasibility, were marketable in existing delivery vehicles or formats and were essential elements of the products that were the core of the Company's business plan at that time. Following the Acquisition, the Company directed its efforts toward the marketing and manufacturing of these products and, accordingly, began to amortize the costs of capitalized software based upon its then estimated economic life. In the second quarter of fiscal year 1996, management determined that the original business plan involving the capitalized software focused on a market that had become saturated quicker than expected and, consequently, would not provide the desired return on investment. However, since management had continued to explore other business opportunities, it was able to devise a strategy to integrate the capitalized software into another delivery vehicle which it had been developing. The new business concept involved a change in the Company's delivery vehicle. In accordance with FAS 86, paragraph 5, the Company thereafter expensed all costs related to the integration and refinement of the new vehicle through and including market testing of its prototypes. Based upon this change in delivery platform and the information that was available at that time, management prepared new business plans and projections based upon anticipated future gross revenues for its new product line. These projections reflected revenue streams that supported maintaining the estimates and valuation of the capitalized software asset. At that time management was precluded from performing further assessments of the recoverability of the asset.

In conjunction with certain developments during the fourth quarter of fiscal year 1996, which included the recruitment of a number of key members of management with extensive industry background and the preparation for the launch of its products, management reviewed and revised its projected future revenues streams and financial results for each of its core products. This evaluation further included a review of the marketplace, competition and comparable products, product lifecycles, and discussions with potential customers and distributors, as well as sales projections based upon the presentation of the products at various trade shows and industry events. As a result, the Company adjusted its assumptions regarding the recoverability of its capitalized software costs at October 31, 1996, and reduced the estimate of the asset's remaining useful economic life from seven years to three years. In connection therewith, the Company recorded a charge of $1,925,417 to the value of its Capitalized Software Costs asset.

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

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal years ended October 31, 1996 and 1995 accounts payable and accrued expenses consisted of:

                                                   1996                  1995
                                                ----------            ----------
Accounts payable ...................            $2,037,075            $  649,045
Accrued payroll ....................                74,852                    --
Accrued expenses ...................               221,782                    --
Interest payable ...................                65,957                12,000
Deferred revenue ...................                40,000                    --
                                                ----------            ----------

                                                $2,439,666            $  661,045
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

Fiscal year ending October 31,
       1997                                                           $ 160,347
       1998                                                             127,370
       1999                                                              52,687
       2000                                                                 461
       2001                                                                  --
                                                                      ---------
Total minimum lease payments                                            340,865
Less: amount representing interest                                      (68,006)
                                                                      ---------
Present value of net minimum lease payments                             272,859
Less: Capital Lease Obligations - current portion                      (121,166)
                                                                      ---------
Capital Lease Obligations - net of current portion                    $ 151,693
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

                                                           1996           1995          1994          Price Per
                                                           Plan           Plan          Plan            Share
                                                        ----------     ----------    -----------     ------------
Options outstanding at January 1, 1994                         -0-            -0-            -0-
Options granted                                                 --             --        200,000     $       2.44
Options canceled                                                --             --             --
                                                        ----------     ----------    -----------


Options outstanding at October 31, 1994                        -0-           -0-         200,000

Options granted                                                 --            --         100,000     $       8.00
Options granted                                                 --       400,000              --     $       5.50
Options granted                                                 --       242,859              --     $       1.00
Options canceled                                                --            --              --
                                                        ----------     ----------    -----------

Options outstanding at October 31, 1995                        -0-       642,859         300,000

Options granted                                            212,000     1,000,000         128,333     $       5.50
Options granted                                          1,018,067            --              --     $8.00 - 9.00
Options canceled                                                --      (642,859)             --     $1.00 - 5.50
                                                        ----------     ----------    -----------

Options outstanding at October 31, 1996                  1,230,067      1,000,000        428,333
                                                        ==========     ==========    ===========

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

3.1A            A Certificate of Amendment to the Restated       Incorporated by reference to Exhibit 3.1A
                and Amended Certificate of Incorporation         to the Registrant's Annual Report on Form
                of the Registrant, filed on November 6,          10-KSB for the year ended October 31,
                1996.                                            1996, filed on February 13, 1997.

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

10.4            Employment Agreement between the                 Incorporated by reference to Exhibit 10.4
                Registrant and Shmuel Cohen dated February       to the Registrant's Annual Report on Form
                1, 1995.*                                        10-KSB for the year ended October 31,
                                                                 1995, filed on January 29, 1996.

Number          Description                                      Method of Filing
------          -----------                                      ----------------
10.5            Change in Control Agreement, dated               Incorporated by reference to Exhibit 10.5
                February 1, 1995, between the registrant         to the Registrant's Annual Report on Form
                and Shmuel Cohen.*                               10-KSB for the year ended October 31,
                                                                 1995, filed on January 29, 1996

10.6            Consulting Agreement, dated July 1, 1995,        Incorporated by reference to Exhibit 10.6
                between the registrant and  Castellon            to the Registrant's Annual Report on Form
                Limited.*                                        10-KSB for the year ended October 31,
                                                                 1995, filed on January 29, 1996.

10.7            Warrant Certificate                              Incorporated by reference to Exhibit 10.7
                                                                 to the Registrant's Registration
                                                                 Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.8            Form of Purchase Agreement                       Incorporated by reference to Exhibit 10.8
                                                                 to the Registrant's Registration
                                                                 Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.9            Engagement Letter Agreement, dated               Incorporated by reference to Exhibit 10.9
                February 22, 1996, between the registrant        to the Registrant's Registration
                and Allen & Company Incorporated.                Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.10           Placement Agency Agreement, dated July 31,       Incorporated by reference to Exhibit 10.10
                1996, between the registrant and Allen &         to the Registrant's Registration
                Company Incorporated.                            Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.11           Form of Subscription Agreement                   Incorporated by reference to Exhibit 10.11
                                                                 to the Registrant's Registration
                                                                 Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.12           Form of Option Agreement/Convertible Note        Incorporated by reference to Exhibit 10.12
                                                                 to the Registrant's Registration
                                                                 Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.13           Employment Agreement, dated April 19,            Incorporated by reference to Exhibit 10.13
                1996, between the registrant and Nolan           to the Registrant's Registration
                Bushnell, as amended on September 1996.*         Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.14           Termination Agreement, dated May 13, 1996,       Incorporated by reference to Exhibit 10.14
                among Ron Borta and Leslie Davis and the         to the Registrant's Registration
                registrant.                                      Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

Number          Description                                      Method of Filing
------          -----------                                      ----------------
10.15           Services Letter Agreement, dated August          Incorporated by reference to Exhibit 10.15
                17, 1995, between the registrant and             to the Registrant's Registration
                Michael Katz.                                    Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.16           Form of Financial Consulting Contract.           Incorporated by reference to Exhibit 10.16
                                                                 to the Registrant's Registration
                                                                 Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.17           Letter Agreement, dated June 10, 1996,           Incorporated by reference to Exhibit 10.17
                between the registrant and P.S.G.S.              to the Registrant's Registration
                International Real Estate, Ltd.                  Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.18           Option Agreement, dated June 10, 1996,           Incorporated by reference to Exhibit 10.18
                between the registrant and P.S.G.S.              to the Registrant's Registration
                International Real Estate, Ltd.                  Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.19           Services Agreement, dated August 1, 1996,        Incorporated by reference to Exhibit 10.19
                between the registrant and Owens &               to the Registrant's Registration
                Associates, Inc.                                 Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.20           Services Letter Agreement, dated August          Incorporated by reference to Exhibit 10.20
                20, 1996, between the registrant and             to the Registrant's Registration
                Copyright Clearinghouse, Inc.                    Statement on Form S-1 (Reg. No.
                                                                 333-14259), filed on October 16, 1996.

10.21           Amendment, dated June 28, 1996, to the           Incorporated by reference to Exhibit 10.21
                Consulting Agreement, dated July 1, 1995,        to the Registrant's Registration
                between the registrant and Castellon             Statement on Form S-1 (Reg. No.
                Limited.                                         333-14259), filed on October 16, 1996.

10.22           AFMA International Disc Distribution             Incorporated by reference to Exhibit 10.22
                Agreement, dated August 22, 1996, between        to the Registrant's Registration
                Film Ventures International, Inc. and            Statement on Form S-1 (Reg. No.
                Aristo entertainment, Inc.                       333-14259), filed on October 16, 1996.

10.23           Senior Secured Notes Placement Agreement         Incorporated by reference to Exhibit 10.23
                dated December 30, 1996 (including               to the Registrant's Annual Report on Form
                exhibits and schedule of holders.)               10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

10.24           Warrants to Purchase Common Stock issued         Incorporated by reference to Exhibit 10.24
                January 20, 1997 (with schedule of               to the Registrant's Annual Report on Form
                holders.)                                        10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

10.25           Amendment, dated October 30, 1996, to            Incorporated by reference to Exhibit 10.25
                Common Stock Options (with schedule of           to the Registrant's Annual Report on Form
                holders.)                                        10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

Number          Description of Exhibit                           Method of Filing
------          ----------------------                           ----------------
10.26           Letter agreements, dated December 5, 1996,       Incorporated by reference to Exhibit 10.26
                with Zeller Eblagon Financial Services,          to the Registrant's Annual Report on Form
                Ltd., extending options to purchase Common       10-KSB for the year ended October 31,
                Stock.                                           1996, filed on February 13, 1997.

10.27A          First Amendment, dated October 31, 1996,         Incorporated by reference to Exhibit 10.27A
                to $330,000 Promissory Note payable to NY        to the Registrant's Annual Report on Form
                Holdings, Limited.                               10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

10.27B          Second Amendment, dated January 10, 1997,        Incorporated by reference to Exhibit 10.27B
                to $330,000 Promissory Note payable to NY        to the Registrant's Annual Report on Form
                Holdings, Limited.                               10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

10.29           First Amendment, dated December 5, 1996,         Incorporated by reference to Exhibit 10.29
                to $500,000 Promissory Note payable to           to the Registrant's Annual Report on Form
                Zeller Eblagon Leasing, Ltd.                     10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

10.30A          First Amendment, dated January 1, 1997, to       Incorporated by reference to Exhibit 10.30A
                $260,000 Promissory Note payable to              to the Registrant's Annual Report on Form
                Castellon Limited.                               10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

10.30B          Second Amendment, dated January 10, 1997,        Incorporated by reference to Exhibit 10.30B
                payable to Castellon Limited.                    to the Registrant's Annual Report on Form
                                                                 10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

21.1            Subsidiaries of the Registrant.                  Incorporated by reference to Exhibit 21.1
                                                                 to the Registrant's Annual Report on Form
                                                                 10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

23.1            Consent of Coopers & Lybrand, L.L.P.             Incorporated by reference to Exhibit 23.1
                                                                 to the Registrant's Annual Report on Form
                                                                 10-KSB for the year ended October 31,
                                                                 1996, filed on February 13, 1997.

27              Financial Data Schedule                          Filed herewith.

----------
* Management contract or compensatory plan or arrangement.


         (b) Reports on Form 8-K.

             None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PLAYNET TECHNOLOGIES, INC.


                                    By:___________________________________
                                       Shmuel Cohen
                                       President and  Chief Executive  Officer

Dated: May 12, 1997

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


_________________________          President and Chief              May 12, 1997
Shmuel Cohen                       Executive Officer
                                   (Principal Executive
                                   Officer) and Director

_________________________          Executive Vice                   May 12, 1997
Glenn P. Sblendorio                President, Chief
                                   Financial Officer and
                                   Treasurer (Principal
                                   Financial Officer and
                                   Principal Accounting
                                   Officer)

_________________________          Director                         May 12, 1997
Joseph Ettinger


_________________________          Director                         May 12, 1997
Yael Cohen

                           PLAYNET TECHNOLOGIES, INC.

                                  EXHIBIT INDEX



Exhibit                                                    Page
Number              Description                            Number
------              -----------                            ------

27               Financial Data Schedule