Form 10-Q
period 1997-04-30
PLAYNET TECHNOLOGIES INC
filed 1997-06-23
CIK 782145

                                   FORM 10-Q

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the Quarterly Period Ended    April 30, 1997
                                          --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the transition period from                to
                                       --------------     ------------

Commission File Number 0-25296

                           PlayNet Technologies, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                       11-2706304
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

152 West 57th Street, New York, New York                     10019
(Address of principal executive offices)                   (Zip Code)

                                 (212) 586-2400
              (Registrant's telephone number, including area code)

                        Aristo International Corporation
(Former name, former address, and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ----
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                    Outstanding at June 9, 1997
         ---------------------------------       ---------------------------
           Common Stock, $.001 par value                 14,980,319

                   PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
                   (FORMERLY ARISTO INTERNATIONAL CORPORATION)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      INDEX

                                                                                                   Page
Part I -   Financial Information

Item 1     Consolidated Balance Sheets as of April 30,
           1997 and October 31, 1996...............................................................  3

           Consolidated Statements of Operations for the Three Months Ended
           April 30, 1997 and 1996; for the Six Months Ended April 30, 1997 and
           1996; and for the Cumulative Period June 4, 1990 (inception) to
           April 30, 1997..........................................................................  4

           Consolidated Statements of Stockholders' Equity for the Fiscal Years
           Ended October 31, 1991, 1992 1993, 1994, 1995, 1996 and for the
           Cumulative Period June 4, 1990 (inception) to April 30, 1997............................  5

           Consolidated Statements of Cash Flows for the Six Months Ended April
           30, 1997 and 1996 and for the Cumulative Period June 4, 1990
           (inception) to April 30, 1997...........................................................  8

           Notes to Consolidated Financial Statements.............................................. 11

           Management's Discussion and Analysis of Financial
           Conditions and Results of Operations.................................................... 16


Part II -  Other Information

Item 1     Legal Proceedings....................................................................... 24

Item 6     Exhibits and Reports on Form 8-K........................................................ 24


Signatures......................................................................................... 25

PlayNet Technologies, Inc. and Subsidiaries
(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

Consolidated Balance Sheets


                       ASSETS                                             April 30, 1997   October 31, 1996
                                                                          --------------   ----------------
                                                                            (Unaudited)
                                                                          --------------
Current assets:
  Cash and cash equivalents                                               $    335,478     $  2,331,761
  Restricted cash                                                              250,000          250,000
  Inventory                                                                  3,031,167               --
  Prepaid expenses and other current assets                                     63,125           15,200
                                                                          ------------     ------------
                    Total current assets                                     3,679,770        2,596,961

Equipment, net                                                                 950,694          695,784
Capitalized software, net                                                    3,203,565        4,940,528
Goodwill, net                                                                  905,465          991,697
Restricted cash - noncurrent                                                    89,039           89,039
Other assets                                                                   353,424          355,672
                                                                          ------------     ------------
                    Total assets                                          $  9,181,957     $  9,669,681
                                                                          ============     ============

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                   $  6,912,145     $  2,439,666
  Notes payable - bank                                                         406,000          406,000
  Notes payable - bridge financing (net of deferred financing charges)       2,147,820               --
  Notes payable - all others (net of deferred financing charges)             2,025,354
  Convertible term loans - stockholders                                        776,500          776,500
  Payable to stockholder                                                                        270,000
  Capital leases                                                                45,791          121,166
                                                                          ------------     ------------
                    Total current liabilities                               12,313,610        4,013,332

Convertible term loans - stockholders                                        1,330,000        1,330,000
Capital leases - long term                                                     280,768          151,693
Deferred rent                                                                  138,169          145,076
                                                                          ------------     ------------
                    Total liabilities                                       14,062,547        5,640,101

Commitments and contingencies                                                       --               --

Stockholders' equity:
  Preferred stock, $.001 par value; authorized
    1,000,000 shares; issued and outstanding
    none at 1997 and 1996                                                           --               --
  Common stock, $.001 par value; authorized
    39,000,000 shares; issued and outstanding
    14,980,319 and 14,966,755, respectively                                     14,980           14,967
  Additional paid in-capital                                                33,942,926       31,736,496
  Deficit accumulated during the development stage                         (38,838,496)     (27,721,883)
                                                                          ------------     ------------
                    Total stockholders' equity                              (4,880,590)       4,029,580
                                                                          ------------     ------------
                    Total liabilities and stockholders' equity            $  9,181,957     $  9,669,681
                                                                          ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

PlayNet Technologies, Inc. and Subsidiaries
(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

Consolidated Statements of Operations

For the three month period ended April 30,1997 and 1996;
for the six month period ended April 30,1997 and 1996;
and for the cumulative period from June 4, 1990 (inception) to April 30, 1997

(Unaudited)


                                                                                                                      Cumulative
                                                      Three Months ended                Six Months ended                 Since
                                                            April 30,                       April 30,                June 4, 1990
                                                  ---------------------------     -----------------------------     (inception) to
                                                      1997           1996             1997             1996         April 30, 1997 *
                                                  -----------    ------------     ------------     ------------     ----------------
Sales - Net                                       $    340,740   $         --     $    340,740     $         --     $    340,740

Royalty revenue                                          6,345          1,655            9,227            3,202          134,654

Production revenue                                          --        142,513               --          182,836          340,647
                                                  ------------   ------------     ------------     ------------     ------------

         Total revenue                                 347,085        144,168          349,967          186,038          816,041

Costs of sales                                        (990,455)            --         (990,455)              --         (990,455)
                                                  ------------   ------------     ------------     ------------     ------------

Gross profit (loss)                                   (643,370)       144,168         (640,488)         186,038         (174,414)

Selling, general and administrative expenses        (2,109,804)    (1,503,593)      (3,749,477)      (2,575,295)     (21,058,927)

Research and development expenses                   (2,452,433)      (554,626)      (4,020,122)        (935,668)     (10,393,499)

Amortization of capitalized software costs
    (including impairment write downs)              (1,063,067)      (288,813)      (1,736,963)        (577,626)      (5,106,445)

Interest and other income (expense)                   (807,428)        (5,780)        (969,563)         (68,419)      (1,290,002)
                                                  ------------   ------------     ------------     ------------     ------------

         Net loss                                   (7,076,102)    (2,208,644)     (11,116,613)      (3,970,970)     (38,023,287)

Dividends on preferred stock                                --        (11,551)              --          (15,402)         (19,804)
                                                  ------------   ------------     ------------     ------------     ------------

Net loss applicable to common stockholders        $ (7,076,102)  $ (2,220,195)    $(11,116,613)    $ (3,986,372)    $(38,043,091)
                                                  ============   ============     ============     ============     ============

Weighted average number of common
  shares outstanding                                14,973,537     13,375,472       14,968,693       13,375,472
                                                  ============   ============     ============     ============

Net loss per share                                      $(0.47)       $(0.17)           $(0.74)          $(0.30)
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

PlayNet Technologies, Inc. and Subsidiaries
(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity

For the Fiscal Years ended October 31, 1992, 1993, 1994, 1995, 1996 and for the six month period ended April 30, 1997 and for the cumulative period from June 4, 1990 (inception) to April 30, 1997

(Unaudited)

                                                                                                  Preferred   Stock
                                                                                                  ---------   ------
                                                                                                     Shares   Amount
                                                                                                  ---------   ------
Issuance of common stock for initial capitalization ($0.18 per share)
Sale of common stock during November for cash ($0.12 per share)
Sale of common stock during October for cash ($1.29 per share)
Exchange of common stock during October for services at estimated value ($1.28 per share)
Net loss for the year ended October 31, 1991
                                                                                                  ---------   ------
Balance, October 31, 1991
                                                                                                  ---------   ------
Sale of common stock during the year for cash ($0.85 per share)
Sale of common stock during the year for cash ($1.17 per share)
Exchange of common stock during August for services at estimated value ($1.28 per share)
Net loss for the year ended October 31, 1992
                                                                                                  ---------   ------
Balance, October 31, 1992
                                                                                                  ---------   ------
Sale of common stock during the year for cash ($1.63 per share)
Sale of common stock during the year for cash ($1.28 per share)
Exchange of common stock during May for services at estimated value ($1.29 per share)
Exchange of common stock during October for services at estimated value ($1.33 per share)
Exchange of common stock during October for patent rights at estimated value ($1.28 per share)
Purchase of treasury stock for cash ($0.04 per share)
Net loss for the year ended October 31, 1993
                                                                                                  ---------   ------
Balance, October 31, 1993
                                                                                                  ---------   ------
Sale of common stock during the year for cash ($1.46 per share)
Exchange of common stock during January for services at estimated value ($1.33 per share)
Exchange of common stock during January for services at estimated value ($1.46 per share)
Conversion of note payable and accrued interest into common stock ($1.53 per share)
Conversion of note payable into common stock ($1.26 per share)
Repayment of stock subscription receivable
Retirement of treasury stock during October
Net loss for the year ended October 31, 1994
                                                                                                  ---------   ------
Balance, October 31, 1994
                                                                                                  ---------   ------
Conversion of notes payable into common stock ($1.23 per share)
Sale of common stock during November for cash ($1.53 per share)
Sale of common stock during March for cash ($2.22 per share)
Exchange of common stock in March for graphic illustrations ($2.22 per share)
Issuance of common stock per anti-dilution provision
Sale of preferred stock in May for cash ($3.00 per share)                                         33,350         $33
Equity acquired from the reverse acquisition with Astro-Stream
Issuance of common stock as a result of the acquisition of Borta, Inc. ($4.67 per share)
Grant of common stock ($5.50 per share)
Sale of common stock during August for cash ($4.50 per share)
Sale of common stock during August for cash ($5.50 per share)

                                                                                                   Common     Stock (1)  Additional
                                                                                                  ---------   ---------    Paid in
                                                                                                   Shares      Amount      Capital
                                                                                                  ---------   ---------  ---------
Issuance of common stock for initial capitalization ($0.18 per share)                             3,334,780    $3,335     $596,665
Sale of common stock during November for cash ($0.12 per share)                                   1,764,099     1,764      218,526
Sale of common stock during October for cash ($1.29 per share)                                      155,067       155      199,845
Exchange of common stock during October for services at estimated value ($1.28 per share)            78,367        78       99,922
Net loss for the year ended October 31, 1991
                                                                                                  ---------    ------    ---------
Balance, October 31, 1991                                                                         5,332,313     5,332    1,114,958
                                                                                                  ---------    ------    ---------
Sale of common stock during the year for cash ($0.85 per share)                                   1,589,023     1,589    1,348,411
Sale of common stock during the year for cash ($1.17 per share)                                     235,102       235      274,765
Exchange of common stock during August for services at estimated value ($1.28 per share)             78,367        78       99,921
Net loss for the year ended October 31, 1992
                                                                                                  ---------    ------    ---------
Balance, October 31, 1992                                                                         7,234,805     7,235    2,838,055
                                                                                                  ---------    ------    ---------
Sale of common stock during the year for cash ($1.63 per share)                                     611,932       612      999,388
Sale of common stock during the year for cash ($1.28 per share)                                     195,085       195      249,805
Exchange of common stock during May for services at estimated value ($1.29 per share)               116,717       117      149,883
Exchange of common stock during October for services at estimated value ($1.33 per share)            15,006        15       19,985
Exchange of common stock during October for patent rights at estimated value ($1.28 per share)       39,184        39       49,961
Purchase of treasury stock for cash ($0.04 per share)
Net loss for the year ended October 31, 1993
                                                                                                  ---------    ------    ---------
Balance, October 31, 1993                                                                         8,212,729     8,213    4,307,077
                                                                                                  ---------    ------    ---------
Sale of common stock during the year for cash ($1.46 per share)                                   1,030,447     1,030    1,498,970
Exchange of common stock during January for services at estimated value ($1.33 per share)            15,007        15       19,985
Exchange of common stock during January for services at estimated value ($1.46 per share)            34,181        34       49,966
Conversion of note payable and accrued interest into common stock ($1.53 per share)                 171,741       172      261,892
Conversion of note payable into common stock ($1.26 per share)                                      159,236       159      199,841
Repayment of stock subscription receivable
Retirement of treasury stock during October                                                      (1,667,390)   (1,667)     (58,333)
Net loss for the year ended October 31, 1994                                                                            (2,228,644)
                                                                                                  ---------    ------    ---------
Balance, October 31, 1994                                                                         7,955,951     7,956    6,279,398
                                                                                                  ---------    ------    ---------
Conversion of notes payable into common stock ($1.23 per share)                                     834,529       835    1,024,165
Sale of common stock during November for cash ($1.53 per share)                                     235,936       236      359,764
Sale of common stock during March for cash ($2.22 per share)                                        450,195       450      999,550
Exchange of common stock in March for graphic illustrations ($2.22 per share)                       115,050       115      255,440
Issuance of common stock per anti-dilution provision                                                 38,350        38          (38)
Sale of preferred stock in May for cash ($3.00 per share)                                                --        --      100,017
Equity acquired from the reverse acquisition with Astro-Stream                                    1,098,997     1,099      806,205
Issuance of common stock as a result of the acquisition of Borta, Inc. ($4.67 per share)          1,818,182     1,818    8,498,182
Grant of common stock ($5.50 per share)                                                             357,143       357    1,963,929
Sale of common stock during August for cash ($4.50 per share)                                        66,666        67      299,933
Sale of common stock during August for cash ($5.50 per share)                                        93,500        94      514,156


                                                                                                    Deficit
                                                                                                   Accumulated
                                                                                                      During         Deferred
                                                                                                   Development     Compensation
                                                                                                       Stage         Expense
                                                                                                   ------------    ------------
Issuance of common stock for initial capitalization ($0.18 per share)
Sale of common stock during November for cash ($0.12 per share)
Sale of common stock during October for cash ($1.29 per share)
Exchange of common stock during October for services at estimated value ($1.28 per share)
Net loss for the year ended October 31, 1991                                                      ($1,478,158)
                                                                                                  -----------      ------------
Balance, October 31, 1991                                                                          (1,478,158)
                                                                                                  -----------      ------------
Sale of common stock during the year for cash ($0.85 per share)
Sale of common stock during the year for cash ($1.17 per share)
Exchange of common stock during August for services at estimated value ($1.28 per share)
Net loss for the year ended October 31, 1992                                                       (1,480,812)
                                                                                                  -----------      ------------
Balance, October 31, 1992                                                                          (2,958,970)
                                                                                                  -----------      ------------
Sale of common stock during the year for cash ($1.63 per share)
Sale of common stock during the year for cash ($1.28 per share)
Exchange of common stock during May for services at estimated value ($1.29 per share)
Exchange of common stock during October for services at estimated value ($1.33 per share)
Exchange of common stock during October for patent rights at estimated value ($1.28 per share)
Purchase of treasury stock for cash ($0.04 per share)
Net loss for the year ended October 31, 1993                                                       (1,636,310)
                                                                                                  -----------      ------------
Balance, October 31, 1993                                                                          (4,595,280)
                                                                                                  -----------      ------------
Sale of common stock during the year for cash ($1.46 per share)
Exchange of common stock during January for services at estimated value ($1.33 per share)
Exchange of common stock during January for services at estimated value ($1.46 per share)
Conversion of note payable and accrued interest into common stock ($1.53 per share)
Conversion of note payable into common stock ($1.26 per share)
Repayment of stock subscription receivable
Retirement of treasury stock during October
Net loss for the year ended October 31, 1994                                                       (2,228,644)
                                                                                                  -----------      ------------
Balance, October 31, 1994                                                                          (6,823,924)
                                                                                                  -----------      ------------
Conversion of notes payable into common stock ($1.23 per share)
Sale of common stock during November for cash ($1.53 per share)
Sale of common stock during March for cash ($2.22 per share)
Exchange of common stock in March for graphic illustrations ($2.22 per share)
Issuance of common stock per anti-dilution provision
Sale of preferred stock in May for cash ($3.00 per share)
Equity acquired from the reverse acquisition with Astro-Stream                                       (795,405)
Issuance of common stock as a result of the acquisition of Borta, Inc. ($4.67 per share)
Grant of common stock ($5.50 per share)                                                                           $(1,964,286)
Sale of common stock during August for cash ($4.50 per share)
Sale of common stock during August for cash ($5.50 per share)

                                                                                                  Common Stock Held in Treasury
                                                                                                  -----------------------------
                                                                                                       Shares         Amount
                                                                                                  -----------------------------
Issuance of common stock for initial capitalization ($0.18 per share)
Sale of common stock during November for cash ($0.12 per share)
Sale of common stock during October for cash ($1.29 per share)
Exchange of common stock during October for services at estimated value ($1.28 per share)
Net loss for the year ended October 31, 1991
                                                                                                  ----------       -----------
Balance, October 31, 1991

Sale of common stock during the year for cash ($0.85 per share)
Sale of common stock during the year for cash ($1.17 per share)
Exchange of common stock during August for services at estimated value ($1.28 per share)
Net loss for the year ended October 31, 1992
                                                                                                  -----------      ------------
Balance, October 31, 1992
                                                                                                  -----------      ------------
Sale of common stock during the year for cash ($1.63 per share)
Sale of common stock during the year for cash ($1.28 per share)
Exchange of common stock during May for services at estimated value ($1.29 per share)
Exchange of common stock during October for services at estimated value ($1.33 per share)
Exchange of common stock during October for patent rights at estimated value ($1.28 per share)
Purchase of treasury stock for cash ($0.04 per share)                                             (1,667,390)      $(60,000)
Net loss for the year ended October 31, 1993
                                                                                                  -----------      ------------
Balance, October 31, 1993                                                                         (1,667,390)       (60,000)
                                                                                                  -----------      ------------
Sale of common stock during the year for cash ($1.46 per share)
Exchange of common stock during January for services at estimated value ($1.33 per share)
Exchange of common stock during January for services at estimated value ($1.46 per share)
Conversion of note payable and accrued interest into common stock ($1.53 per share)
Conversion of note payable into common stock ($1.26 per share)
Repayment of stock subscription receivable
Retirement of treasury stock during October                                                        1,667,390         60,000
Net loss for the year ended October 31, 1994
                                                                                                  -----------      ------------
Balance, October 31, 1994                                                                                  0              0
                                                                                                  -----------      ------------
Conversion of notes payable into common stock ($1.23 per share)
Sale of common stock during November for cash ($1.53 per share)
Sale of common stock during March for cash ($2.22 per share)
Exchange of common stock in March for graphic illustrations ($2.22 per share)
Issuance of common stock per anti-dilution provision
Sale of preferred stock in May for cash ($3.00 per share)
Equity acquired from the reverse acquisition with Astro-Stream
Issuance of common stock as a result of the acquisition of Borta, Inc. ($4.67 per share)
Grant of common stock ($5.50 per share)
Sale of common stock during August for cash ($4.50 per share)
Sale of common stock during August for cash ($5.50 per share)

                                                                                                     Stock
                                                                                                  Subscription     Total
                                                                                                  Receivable
                                                                                                  ------------     -----
Issuance of common stock for initial capitalization ($0.18 per share)                                              $600,000
Sale of common stock during November for cash ($0.12 per share)                                                     220,290
Sale of common stock during October for cash ($1.29 per share)                                                      200,000
Exchange of common stock during October for services at estimated value ($1.28 per share)                           100,000
Net loss for the year ended October 31, 1991                                                                     (1,478,158)
                                                                                                  ------------   ----------
Balance, October 31, 1991                                                                                          (357,868)
                                                                                                  ------------   ----------
Sale of common stock during the year for cash ($0.85 per share)                                                   1,350,000
Sale of common stock during the year for cash ($1.17 per share)                                                     275,000
Exchange of common stock during August for services at estimated value ($1.28 per share)                             99,999
Net loss for the year ended October 31, 1992                                                                     (1,480,812)
                                                                                                  ------------   ----------
Balance, October 31, 1992                                                                                          (113,680)
                                                                                                  ------------   ----------
Sale of common stock during the year for cash ($1.63 per share)                                      $(80,000)      920,000
Sale of common stock during the year for cash ($1.28 per share)                                                     250,000
Exchange of common stock during May for services at estimated value ($1.29 per share)                               150,000
Exchange of common stock during October for services at estimated value ($1.33 per share)                            20,000
Exchange of common stock during October for patent rights at estimated value ($1.28 per share)                       50,000
Purchase of treasury stock for cash ($0.04 per share)                                                               (60,000)
Net loss for the year ended October 31, 1993                                                                     (1,636,310)
                                                                                                  ------------   ----------
Balance, October 31, 1993                                                                             (80,000)     (419,990)
                                                                                                  ------------   ----------
Sale of common stock during the year for cash ($1.46 per share)                                                   1,500,000
Exchange of common stock during January for services at estimated value ($1.33 per share)                            20,000
Exchange of common stock during January for services at estimated value ($1.46 per share)                            50,000
Conversion of note payable and accrued interest into common stock ($1.53 per share)                                 262,064
Conversion of note payable into common stock ($1.26 per share)                                                      200,000
Repayment of stock subscription receivable                                                             80,000        80,000
Retirement of treasury stock during October                                                                              --
Net loss for the year ended October 31, 1994                                                                     (2,228,644)
                                                                                                  ------------   ----------
Balance, October 31, 1994                                                                                   0      (536,570)
                                                                                                  ------------   ----------
Conversion of notes payable into common stock ($1.23 per share)                                                   1,025,000
Sale of common stock during November for cash ($1.53 per share)                                                     360,000
Sale of common stock during March for cash ($2.22 per share)                                                      1,000,000
Exchange of common stock in March for graphic illustrations ($2.22 per share)                                       255,555
Issuance of common stock per anti-dilution provision                                                                     --
Sale of preferred stock in May for cash ($3.00 per share)                                                           100,050
Equity acquired from the reverse acquisition with Astro-Stream                                                       11,899
Issuance of common stock as a result of the acquisition of Borta, Inc. ($4.67 per share)                          8,500,000
Grant of common stock ($5.50 per share)                                                                                  --
Sale of common stock during August for cash ($4.50 per share)                                                       300,000
Sale of common stock during August for cash ($5.50 per share)                                                       514,250

The accompanying notes are an integral part of these consolidated financial statements.

(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity

For the Fiscal Years ended October 31, 1992, 1993, 1994, 1995, 1996 and for the six month period ended April 30, 1997 and for the cumulative period from June 4, 1990 (inception) to April 30, 1997

(Unaudited)




                                                                                                  Preferred    Stock
                                                                                                  ---------    -----
                                                                                                     Shares    Amount
                                                                                                  ---------    ------
Exchange of common stock in August for consulting services ($6.50 per share)
Exchange of common stock in August for consulting services ($5.75 per share)
Exchange of common stock in August for consulting services ($5.50 per share)
Sale of common stock during September for cash ($5.50 per share)
Sale of common stock during October for cash ($5.50 per share)
Amortization of deferred compensation expense
Dividend on preferred stock
Net loss for the year ended October 31, 1995
                                                                                                  --------------------
Balance, October 31, 1995                                                                           33,350          33
                                                                                                  --------------------
Sale of common stock during November for cash ($5.50 per share)
Sale of common stock during December for cash ($5.50 per share)
Conversion of notes payable into common stock in December ($3.00 per share)
Sale of preferred stock during January for cash ($5.50 per share)                                   40,000          40
Exchange of common stock in January for consulting services ($5.50 per share)
Sale of common stock during February for cash ($5.50 per share)
Sale of common stock during March for cash ($5.50 per share)
Sale of common stock during April for cash ($5.50 per share)
Reversal of prior year deferred compensation expense
Write-off of deferred compensation expense
Sale of common stock during May for cash ($5.50 per share)
Exchange of common stock in May for consulting services ($5.76 per share)
Exchange of common stock in May for consulting services ($4.82 per share)
Conversion of preferred stock  into common stock in May                                            (73,350)        (73)
Sale of common stock during June for cash ($5.50 per share)
Exchange of common stock in June for consulting services ($5.50 per share)
Sale of common stock during July for cash ($5.50 per share)
Exchange of common stock in July for consulting services ($5.50 per share)
Exchange of common stock in August for product rights ($5.00 per share)
Sale of common stock in August for cash ($5.00 per share)
Sale of common stock in August for cash ($5.50 per share)
Sale of common stock in September for cash ($5.00 per share)
Sale of common stock in September for cash ($5.50 per share)
Exchange of common stock in September for consulting services ($5.50 per share)
Exchange of common stock in September for goods ($5.50 per share)
Grant of common stock as signing bonuses ($5.50 per share)
Sale of common stock in October for cash ($5.00 per share)
Sale of common stock in October for cash ($5.50 per share)
Issuance of warrants in exchange for consulting services ($8.25 per share)
Issuance of warrants in exchange for consulting services ($5.50 per share)
Dividend on preferred stock
Net loss for the fiscal year ended October 31, 1996
                                                                                                  --------------------
Balance, October 31, 1996                                                                               --          --
                                                                                                  --------------------
Issuance of warrants pursuant to bridge financing agreements($5.50 per share)-December 1996

                                                                                               Common     Stock (1)    Additional
                                                                                               ------     ---------     Paid in
                                                                                               Shares      Amount       Capital
                                                                                              ---------   ---------    ---------
Exchange of common stock in August for consulting services ($6.50 per share)                    25,000          25        162,475
Exchange of common stock in August for consulting services ($5.75 per share)                     3,687           4         21,196
Exchange of common stock in August for consulting services ($5.50 per share)                       395          --          2,172
Sale of common stock during September for cash ($5.50 per share)                                96,364          96        529,904
Sale of common stock during October for cash ($5.50 per share)                                  10,000          10         54,990
Amortization of deferred compensation expense
Dividend on preferred stock
Net loss for the year ended October 31, 1995                                                        --
                                                                                            -------------------------------------
Balance, October 31, 1995                                                                   13,199,945      13,200     21,871,438
                                                                                            -------------------------------------
Sale of common stock during November for cash ($5.50 per share)                                 60,000          60        329,940
Sale of common stock during December for cash ($5.50 per share)                                164,000         164        901,836
Conversion of notes payable into common stock in December ($3.00 per share)                     66,667          67        199,933
Sale of preferred stock during January for cash ($5.50 per share)                                                         219,960
Exchange of common stock in January for consulting services ($5.50 per share)                      500           1          2,749
Sale of common stock during February for cash ($5.50 per share)                                 10,000          10         54,990
Sale of common stock during March for cash ($5.50 per share)                                    60,000          60        329,940
Sale of common stock during April for cash ($5.50 per share)                                    56,363          56        309,944
Reversal of prior year deferred compensation expense
Write-off of deferred compensation expense                                                    (357,143)       (357)    (1,963,929)
Sale of common stock during May for cash ($5.50 per share)                                      59,362          59        326,432
Exchange of common stock in May for consulting services ($5.76 per share)                          421          --          2,423
Exchange of common stock in May for consulting services ($4.82 per share)                        1,100           1          5,302
Conversion of preferred stock  into common stock in May                                         58,191          58             15
Sale of common stock during June for cash ($5.50 per share)                                     57,638          58        316,951
Exchange of common stock in June for consulting services ($5.50 per share)                       1,000           1          5,499
Sale of common stock during July for cash ($5.50 per share)                                    152,000         152        835,848
Exchange of common stock in July for consulting services ($5.50 per share)                      12,000          12         65,988
Exchange of common stock in August for product rights ($5.00 per share)                         30,000          30        149,970
Sale of common stock in August for cash ($5.00 per share)                                      700,000         700      3,254,300
Sale of common stock in August for cash ($5.50 per share)                                       23,636          24        129,976
Sale of common stock in September for cash ($5.00 per share)                                    80,000          80        371,920
Sale of common stock in September for cash ($5.50 per share)                                    46,000          46        252,954
Exchange of common stock in September for consulting services ($5.50 per share)                 15,625          16         85,921
Exchange of common stock in September for goods ($5.50 per share)                               11,800          12         99,988
Grant of common stock as signing bonuses ($5.50 per share)                                      51,250          51        281,824
Sale of common stock in October for cash ($5.00 per share)                                     400,000         400      1,853,600
Sale of common stock in October for cash ($5.50 per share)                                       6,400           6         35,194
Issuance of warrants in exchange for consulting services ($8.25 per share)                                              1,183,942
Issuance of warrants in exchange for consulting services ($5.50 per share)                                                221,648
Dividend on preferred stock
Net loss for the fiscal year ended October 31, 1996
                                                                                            -------------------------------------
Balance, October 31, 1996                                                                   14,966,755      14,967     31,736,496
                                                                                            -------------------------------------
Issuance of warrants pursuant to bridge financing agreements($5.50 per share)-December 1996                               736,780

                                                                                                    Deficit
                                                                                                   Accumulated
                                                                                                      During         Deferred
                                                                                                   Development     Compensation
                                                                                                       Stage         Expense
                                                                                                   ------------    ------------
Exchange of common stock in August for consulting services ($6.50 per share)
Exchange of common stock in August for consulting services ($5.75 per share)
Exchange of common stock in August for consulting services ($5.50 per share)
Sale of common stock during September for cash ($5.50 per share)
Sale of common stock during October for cash ($5.50 per share)
Amortization of deferred compensation expense                                                                           117,857
Dividend on preferred stock                                                                           (4,585)
Net loss for the year ended October 31, 1995                                                      (4,116,457)
                                                                                                 ------------------------------
Balance, October 31, 1995                                                                        (11,740,371)        (1,846,429)
                                                                                                 ------------------------------
Sale of common stock during November for cash ($5.50 per share)
Sale of common stock during December for cash ($5.50 per share)
Conversion of notes payable into common stock in December ($3.00 per share)
Sale of preferred stock during January for cash ($5.50 per share)
Exchange of common stock in January for consulting services ($5.50 per share)
Sale of common stock during February for cash ($5.50 per share)
Sale of common stock during March for cash ($5.50 per share)
Sale of common stock during April for cash ($5.50 per share)
Reversal of prior year deferred compensation expense                                                                   (117,857)
Write-off of deferred compensation expense                                                                           (1,964,286)
Sale of common stock during May for cash ($5.50 per share)
Exchange of common stock in May for consulting services ($5.76 per share)
Exchange of common stock in May for consulting services ($4.82 per share)
Conversion of preferred stock  into common stock in May
Sale of common stock during June for cash ($5.50 per share)
Exchange of common stock in June for consulting services ($5.50 per share)
Sale of common stock during July for cash ($5.50 per share)
Exchange of common stock in July for consulting services ($5.50 per share)
Exchange of common stock in August for product rights ($5.00 per share)
Sale of common stock in August for cash ($5.00 per share)
Sale of common stock in August for cash ($5.50 per share)
Sale of common stock in September for cash ($5.00 per share)
Sale of common stock in September for cash ($5.50 per share)
Exchange of common stock in September for consulting services ($5.50 per share)
Exchange of common stock in September for goods ($5.50 per share)
Grant of common stock as signing bonuses ($5.50 per share)
Sale of common stock in October for cash ($5.00 per share)
Sale of common stock in October for cash ($5.50 per share)
Issuance of warrants in exchange for consulting services ($8.25 per share)
Issuance of warrants in exchange for consulting services ($5.50 per share)
Dividend on preferred stock                                                                          (15,219)
Net loss for the fiscal year ended October 31, 1996                                              (15,966,292)
                                                                                                 ------------------------------
Balance, October 31, 1996                                                                        (27,721,883)               --
                                                                                                 ------------------------------
Issuance of warrants pursuant to bridge financing agreements($5.50 per share)-December 1996


                                                                                                  Common Stock Held in Treasury
                                                                                                  -----------------------------
                                                                                                       Shares         Amount
                                                                                                  -----------------------------
Exchange of common stock in August for consulting services ($6.50 per share)
Exchange of common stock in August for consulting services ($5.75 per share)
Exchange of common stock in August for consulting services ($5.50 per share)
Sale of common stock during September for cash ($5.50 per share)
Sale of common stock during October for cash ($5.50 per share)
Amortization of deferred compensation expense
Dividend on preferred stock
Net loss for the year ended October 31, 1995
                                                                                                  -----------------------------
Balance, October 31, 1995                                                                                 --                --
                                                                                                  -----------------------------
Sale of common stock during November for cash ($5.50 per share)
Sale of common stock during December for cash ($5.50 per share)
Conversion of notes payable into common stock in December ($3.00 per share)
Sale of preferred stock during January for cash ($5.50 per share)
Exchange of common stock in January for consulting services ($5.50 per share)
Sale of common stock during February for cash ($5.50 per share)
Sale of common stock during March for cash ($5.50 per share)
Sale of common stock during April for cash ($5.50 per share)
Reversal of prior year deferred compensation expense
Write-off of deferred compensation expense
Sale of common stock during May for cash ($5.50 per share)
Exchange of common stock in May for consulting services ($5.76 per share)
Exchange of common stock in May for consulting services ($4.82 per share)
Conversion of preferred stock  into common stock in May
Sale of common stock during June for cash ($5.50 per share)
Exchange of common stock in June for consulting services ($5.50 per share)
Sale of common stock during July for cash ($5.50 per share)
Exchange of common stock in July for consulting services ($5.50 per share)
Exchange of common stock in August for product rights ($5.00 per share)
Sale of common stock in August for cash ($5.00 per share)
Sale of common stock in August for cash ($5.50 per share)
Sale of common stock in September for cash ($5.00 per share)
Sale of common stock in September for cash ($5.50 per share)
Exchange of common stock in September for consulting services ($5.50 per share)
Exchange of common stock in September for goods ($5.50 per share)
Grant of common stock as signing bonuses ($5.50 per share)
Sale of common stock in October for cash ($5.00 per share)
Sale of common stock in October for cash ($5.50 per share)
Issuance of warrants in exchange for consulting services ($8.25 per share)
Issuance of warrants in exchange for consulting services ($5.50 per share)
Dividend on preferred stock
Net loss for the fiscal year ended October 31, 1996
                                                                                                  -----------------------------
Balance, October 31, 1996                                                                                 --                --
                                                                                                  -----------------------------
Issuance of warrants pursuant to bridge financing agreements($5.50 per share)-December 1996

                                                                                                     Stock
                                                                                                  Subscription       Total
                                                                                                  Receivable
                                                                                                  ------------       -----
Exchange of common stock in August for consulting services ($6.50 per share)                                         162,500
Exchange of common stock in August for consulting services ($5.75 per share)                                          21,200
Exchange of common stock in August for consulting services ($5.50 per share)                                           2,172
Sale of common stock during September for cash ($5.50 per share)                                                     530,000
Sale of common stock during October for cash ($5.50 per share)                                                        55,000
Amortization of deferred compensation expense                                                                        117,857
Dividend on preferred stock                                                                                           (4,585)
Net loss for the year ended October 31, 1995                                                                      (4,116,457)
                                                                                                  --------------------------
Balance, October 31, 1995                                                                               --         8,297,871
                                                                                                  --------------------------
Sale of common stock during November for cash ($5.50 per share)                                                      330,000
Sale of common stock during December for cash ($5.50 per share)                                                      902,000
Conversion of notes payable into common stock in December ($3.00 per share)                                          200,000
Sale of preferred stock during January for cash ($5.50 per share)                                                    220,000
Exchange of common stock in January for consulting services ($5.50 per share)                                          2,750
Sale of common stock during February for cash ($5.50 per share)                                                       55,000
Sale of common stock during March for cash ($5.50 per share)                                                         330,000
Sale of common stock during April for cash ($5.50 per share)                                                         310,000
Reversal of prior year deferred compensation expense                                                                (117,837)
Write-off of deferred compensation expense                                                                                --
Sale of common stock during May for cash ($5.50 per share)                                                           326,491
Exchange of common stock in May for consulting services ($5.76 per share)                                              2,423
Exchange of common stock in May for consulting services ($4.82 per share)                                              5,303
Conversion of preferred stock  into common stock in May                                                                   --
Sale of common stock during June for cash ($5.50 per share)                                                          317,009
Exchange of common stock in June for consulting services ($5.50 per share)                                             5,500
Sale of common stock during July for cash ($5.50 per share)                                                          836,000
Exchange of common stock in July for consulting services ($5.50 per share)                                            66,000
Exchange of common stock in August for product rights ($5.00 per share)                                              150,000
Sale of common stock in August for cash ($5.00 per share)                                                          3,255,000
Sale of common stock in August for cash ($5.50 per share)                                                            130,000
Sale of common stock in September for cash ($5.00 per share)                                                         372,000
Sale of common stock in September for cash ($5.50 per share)                                                         253,000
Exchange of common stock in September for consulting services ($5.50 per share)                                       85,937
Exchange of common stock in September for goods ($5.50 per share)                                                    100,000
Grant of common stock as signing bonuses ($5.50 per share)                                                           281,875
Sale of common stock in October for cash ($5.00 per share)                                                         1,854,000
Sale of common stock in October for cash ($5.50 per share)                                                            35,200
Issuance of warrants in exchange for consulting services ($8.25 per share)                                         1,183,942
Issuance of warrants in exchange for consulting services ($5.50 per share)                                           221,648
Dividend on preferred stock                                                                                          (15,219)
Net loss for the fiscal year ended October 31, 1996                                                              (15,966,292)
                                                                                                  --------------------------
Balance, October 31, 1996                                                                               --         4,029,580
                                                                                                  --------------------------
Issuance of warrants pursuant to bridge financing agreements($5.50 per share)-December 1996                          736,780

(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity

For the Fiscal Years ended October 31, 1992, 1993, 1994, 1995, 1996 and for the six month period ended April 30, 1997 and for the cumulative period from June 4, 1990 (inception) to April 30, 1997
(Unaudited)

                                                                                                  Preferred    Stock
                                                                                                  -------------------
                                                                                                     Shares    Amount
                                                                                                  ---------    ------
Issuance of warrants pursuant to bridge financing agreements ($5.50 per share)-January 1997
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-February 1997
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-March 1997
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-April 1997
Issuance of warrants in exchange for consulting services ($5.50 per share)-April 1997
Exercise of option to purchase 10,000 shares of common stock ($5.50 per share).
Issuance of 3,564 shares of common stock ($5.50 per share) to two employees pursuant to employment agreements.
Net loss for the six month period ended April 30, 1997
                                                                                                  -------------------
Balance, April 30, 1997                                                                                --          --
                                                                                                  ===================

                                                                                               Common     Stock (1)       Additional
                                                                                               ------     ---------        Paid in
                                                                                               Shares      Amount          Capital
                                                                                              ---------   ---------       ---------
Issuance of warrants pursuant to bridge financing agreements ($5.50 per share)-January 1997                                  367,430
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-February 1997                                 366,123
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-March 1997                                    361,556
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-April 1997                                    294,130
Issuance of warrants in exchange for consulting services ($5.50 per share)-April 1997                                          5,822
Exercise of option to purchase 10,000 shares of common stock ($5.50 per share).                   10,000         10           54,990
Issuance of 3,564 shares of common stock ($5.50 per share) to two employees pursuant
     to employment agreements.                                                                     3,564          3           19,599
Net loss for the six month period ended April 30, 1997
                                                                                              --------------------------------------
Balance, April 30, 1997                                                                       14,980,319    $14,980      $33,942,926
                                                                                              ======================================

                                                                                                    Deficit
                                                                                                   Accumulated
                                                                                                      During         Deferred
                                                                                                   Development     Compensation
                                                                                                       Stage         Expense
                                                                                                   ------------    ------------
Issuance of warrants pursuant to bridge financing agreements ($5.50 per share)-January 1997
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-February 1997
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-March 1997
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-April 1997
Issuance of warrants in exchange for consulting services ($5.50 per share)-April 1997
Exercise of option to purchase 10,000 shares of common stock ($5.50 per share).
Issuance of 3,564 shares of common stock ($5.50 per share) to two employees pursuant to employment agreements.
Net loss for the six month period ended April 30, 1997                                            (11,116,613)
                                                                                                 --------------------------------
Balance, April 30, 1997                                                                          $(38,838,496             --
                                                                                                 ================================


                                                                                                  Common Stock Held in Treasury
                                                                                                  -----------------------------
                                                                                                       Shares         Amount
                                                                                                  -----------------------------
Issuance of warrants pursuant to bridge financing agreements ($5.50 per share)-January 1997
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-February 1997
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-March 1997
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-April 1997
Issuance of warrants in exchange for consulting services ($5.50 per share)-April 1997
Exercise of option to purchase 10,000 shares of common stock ($5.50 per share).
Issuance of 3,564 shares of common stock ($5.50 per share) to two employees pursuant to employment agreements.
Net loss for the six month period ended April 30, 1997
                                                                                                  -----------------------------
Balance, April 30, 1997                                                                                --                 --
                                                                                                  =============================

                                                                                                     Stock
                                                                                                  Subscription
                                                                                                  Receivable             Total
                                                                                                  ------------           -----
Issuance of warrants pursuant to bridge financing agreements ($5.50 per share)-January 1997                             367,430
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-February 1997                            366,123
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-March 1997                               361,556
Issuance of warrants pursuant to certain financing agreements($5.50 per share)-April 1997                               294,130
Issuance of warrants in exchange for consulting services ($5.50 per share)-April 1997                                     5,822
Exercise of option to purchase 10,000 shares of common stock ($5.50 per share).                                          55,000
Issuance of 3,564 shares of common stock ($5.50 per share) to two employees pursuant                                         --
     to employment agreements.                                                                                           19,602
Net loss for the six month period ended April 30, 1997                                                              (11,116,613)
                                                                                                  -----------------------------
Balance, April 30, 1997                                                                                 --          ($4,880,590)
                                                                                                  =============================

Note 1. All common shares information has been restated since inception to reflect conversion of the outstanding shares of PlayNet's (formerly Aristo) common stock into 90% of the common stock of Astro-Stream pursuant to the Merger agreement.

PlayNet Technologies, Inc. and Subsidiaries
(Formerly Aristo International Corporation)
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
For the six month period ended April 30,1997 and 1996 and for the cumulative period from June 4, 1990 (inception) to April 30, 1997

(Unaudited)

                                                                                                                 Cumulative
                                                                                                                    Since
                                                                                         Six Months ended       June 4, 1990
                                                                                            April 30,          (inception) to
                                                                                  ---------------------------
                                                                                       1997           1996     January 31, 1997
                                                                                  -----------      ----------  ----------------

Cash flows from operating activities:
Net loss during development stage                                                $(11,116,613)    $(3,970,970)    $(38,023,287)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   1,578,646         732,575        3,585,024
    Expenses paid by issuance of common stock                                           5,500           2,750        1,931,163
    Deferred rent                                                                      (6,908)         (6,907)         138,168
    Deferred financing costs                                                          614,192              --          614,192
    Loss on disposal of fixed asset                                                                        --           19,200
    Net realized loss on sale of marketable securities                                                     38           51,845
    Net unrealized gain on marketable securities                                                                        (7,713)
    Write down of  capitalized software                                               389,171              --        2,314,588
    Charges related to issuance of warrants                                             5,822              --        1,411,412
    Impairment of patents                                                                                  --           71,306
    Reserve for bad debt                                                                                   --          132,538

    Changes in assets and liabilities:
       (Increase) in prepaid expenses, other current assets and other assets          (46,023)         (3,072)        (180,122)
       (Increase) in inventory                                                     (3,031,167)             --       (3,031,167)
       Increase in accounts payable and accrued expenses                            4,471,760         374,293        6,774,641
                                                                                 ------------     -----------     ------------
          Net cash used in operating activities                                    (7,135,620)     (2,871,293)     (24,198,212)
                                                                                 ------------     -----------     ------------
Cash flows from investing activities:
  Investment in Borta, Inc., net of cash acquired                                                          --         (238,615)
  Expenditures for equipment, leasehold improvements, patents and                                                          --
    organization costs                                                               (270,456)       (244,455)      (1,025,012)
  Purchase of marketable securities                                                                        --       (1,517,601)
  Sales of marketable securities                                                                        1,462        1,473,469
  Purchase of computer software                                                                            --         (110,000)
  Increase (decrease) in other assets                                                                  (8,068)        (170,639)
  Increase in restricted cash                                                                          (3,738)        (339,039)
                                                                                 ------------     -----------     ------------
          Net cash used in investing activities                                      (270,456)       (254,799)      (1,927,437)
                                                                                 ------------     -----------     ------------
Cash flows from financing activities:
  Net proceeds (repayments) from notes payable - bank                                                      --          359,857
  Proceeds from notes payable - stockholders                                                               --          793,500
  Repayments of notes payable - stockholders                                         (270,000)        (75,000)        (843,500)
  Repayments of notes payable - other                                               4,100,000                        4,100,000
  Repayments of notes payable - other                                                (165,000)             --         (165,000)
  Proceeds from notes payable - bridge financing                                    1,750,000              --        1,750,000
  Proceeds acquired in connection with the Astro-Stream merger                                             --           59,494
  Proceeds from issuance of preferred stock                                                           220,000          320,050
  Proceeds from issuance of common stock                                               55,000       1,927,000       16,915,237
  Proceeds from convertible term loans                                                                970,000        3,761,500
  Repayments of convertible term loans                                                                                (450,000)
  Reduction of capital lease obligations                                              (60,207)                         (60,207)
  Purchase of treasury stock                                                                               --          (60,000)
  Dividends on preferred stock                                                                        (15,402)         (19,804)
                                                                                 ------------     -----------     ------------
          Net cash provided by financing activities                                 5,409,793       3,026,598       26,461,127
                                                                                 ------------     -----------     ------------
          Net (decrease) increase in cash and cash equivalents                     (1,996,283)        (99,494)         335,478

Cash and cash equivalents, beginning of period                                      2,331,761         540,297               --
                                                                                 ------------     -----------     ------------
          Cash and cash equivalents, end of period                               $    335,478     $   440,803     $    335,478
                                                                                 ============     ===========     ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
               Interest                                                          $     54,418     $    82,268     $    226,167
                                                                                 ============     ===========     ============
               Taxes                                                             $     18,098     $     7,859     $     37,724
                                                                                 ============     ===========     ============

The accompanying notes are an integral part of these consolidated financial statements

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

During 1995, the Company issued 115,050 shares of common stock in exchange for original graphic illustrations valued at $255,555.

In connection with the Merger with Astro-Stream, the Company assumed liabilities of $47,595 and acquired cash of $59,494.

The Company purchased all of the capital stock of Borta, Inc. The details of the business acquired are as follows:

          Fair value of current assets acquired                                 $   67,418
          Fair value of fixed assets acquired                                       43,258
          Intangible assets of business acquired:
                         Capitalized software                                    8,086,750
                         Excess of cost over net assets acquired (goodwill)      5,008,049
          Deferred tax liability                                                (3,800,772)
          Liabilities assumed                                                     (104,703)
          Intercompany payable to the Company                                      (50,000)
                                                                                ----------
                          Total purchase price consideration                     9,250,000
          Common stock issued                                                    8,500,000
                                                                                ----------
                          Total cash to be paid to sellers                         750,000
          Liabilities to former stockholder                                        500,000
                                                                                ----------
                           Cash paid to sellers at closing of the acquisition      250,000
          Less, cash acquired                                                       11,385
                                                                                ----------
                            Net cash payment at closing of the acquisition      $  238,615
                                                                                ==========

In connection with the purchase of Borta, the Company issued 357,143 shares of restricted common stock valued at $1,964,286 to the president of Borta as deferred compensation. These shares are subject to forfeiture.

The accompanying notes are an integral part of these consolidated financial statements

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

In the first quarter of fiscal year 1997, the Company issued warrants in connection with bridge financing and recorded deferred charges of $1,104,210.

In the second quarter of fiscal year 1997, the Company issued warrants in connection with certain financing transactions and recorded deferred financing charges in the aggregate amount of $381,365.

In the second quarter of fiscal year 1997, the Company issued warrants in connection with financial consulting services rendered and recorded an expense of $5,822.

In the second quarter of fiscal year 1997, the Company 3,564 shares of Common
      Stock at a price of $5.50 per share to two former employees pursuant to employment agreements for an aggregate amount of $19,602.


The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements reflect adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Sales and the net loss for any interim period are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's annual report Form 10-KSB for the fiscal year ended October 31, 1996 and the related audited financial statements included therein. The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business. The Company, as of April 30, 1997, has a working capital deficit of $9,121,894. The Company expects to incur substantial costs and expenses during the ensuing twelve months as the Company continues to develop new products and commence sales of its PlayNet Web networked entertainment terminals. Since inception through April 30, 1997, the Company raised approximately $25,750,000 through the private placement of stock and convertible and promissory notes. The Company intends to continue to fund operations through equity and/or debt financing together with available funds and cash flows expected to be generated by sales until the cash flows from the commercial sales of its products are sufficient to do so. If cash generated by operations proves to be insufficient to satisfy the Company's liquidity requirements, the Company may need to raise additional funding through public or private debt financing. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition Policy-

Effective February 1997 the Company commenced shipping its PlayNet Web terminals, the first of its product line, to domestic distributors who will resell them to operators for installation in bars and restaurants in the United States. As the PlayNet Web is a new product in the market without proven acceptance or performance, the Company has elected to implement a conservative revenue recognition policy. As the PlayNet Web gains acceptance in the market, the Company will analyze actual results of sales and adjust its policy accordingly.

Hardware Sales:
The Company will recognize revenue from the sale of its PlayNet Web product upon shipment to the end customer and when financing is completed or paymment has been received. Under certain circumstances, the Company may be required to sell its product on a recourse basis. Revenue is recognized for transactions involving recourse financing arrangements in the same manner as non-recourse transactions. However, in connection therewith, the Company will record a reserve against its recourse sales. The reserve will be adjusted as the contingent liability for the sale is reduced. As more terminals are sold, the Company will assess its experience with the recourse transactions and adjust its reserve policy accordingly.

Warranty Reserve on Hardware:
The PlayNet Web terminals carry a 90-day warranty covering parts and service. The Company has established a warranty reserve account based on 2% of the sales price of each unit sold. The Company will assess its warranty experience and adjust the warranty reserve based on actual experience.

Usage Revenues:
Upon the installation of the PlayNet Web terminals at the operators' locations and connection to the Internet Service Provider, the terminals features will become fully functional. At this point the Company will begin to generate revenues through an agreement with the operators of the PlayNet Web terminals. This agreement provides for the Company to receive a percentage of the revenues that are generated by certain of the functions and content on the terminals. The terminals are programmed to transmit activity data to the Company's accounting system, which will generate on a monthly basis machine detail statements reporting the revenues by feature, as well as, invoices to the operators for PlayNet's share of the earnings. The Company will recognize the revenues from its share of the terminals earnings upon invoicing the customer. However, the Company will estimate and record a provision for uncollectible receivables and will periodically assess the provision based upon actual collection experience. No usage revenues have been recorded to date.

NOTE 3 - INVENTORIES

Inventory is stated at the lower of cost or market. At April 30, 1997, inventory consisted of $1,893,344 in finished goods, $1,000,323 in raw materials and assembly costs and $137,500 in completed units used for demonstration and test purposes for the Company's PlayNet Web networked entertainment terminals (see
Note 5).

NOTE 4 - FINANCING

On December 30, 1996, the Company entered into a bridge financing agreement with Allen & Company Incorporated ("Allen") pursuant to which Allen acted as the Company's placement agent in the sale of senior secured notes for aggregate gross proceeds of up to $18,000,000, subject to achievement of certain prescribed operating targets. Through April 30, 1997 the Company had received gross proceeds of $3,250,000. The promissory notes related thereto bear interest at a rate of 12% per annum payable on the maturity date of the note. As partial consideration for the issuance of these notes, the ten holders of these notes were granted warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of between $5.00 and $7.50 per share and exercisable six months from the date of the note through December 21, 1997. It is unlikely that the Company will draw down on the balance of the funds available under this agreement.

On March 6, 1997, the Company entered into a short term revolving line of credit for the total principal sum of $850,000 subject to a draw down and repayment schedule bearing a repayment premium of 15%. As of April 30, 1997, the Company had received the total $850,000 in draw down payments and made principal repayments in the amount of $165,000, pursuant to the terms of the line of credit. As consideration for this line of credit, the holder received a security interest in certain purchase orders for the PlayNet Web product and warrants to purchase 66,000 shares of the Company's common stock at an exercise price of $8.625 per share, the closing price per share of the Company's common stock as quoted on the Nasdaq Small Cap Market. On April 30, 1997, the repayment schedule of this instrument was extended and, in consideration thereof, the holder shall receive an additional 5% premium on the outstanding balance and additional warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $7.50 per share.

In April 1997, the Company also raised an additional $1,750,000 through the issuance of short-term promissory notes which bear interest at the rate of 10% per annum and are due and payable on the earlier of (i) the closing of an Offering, as defined, or (ii) June 30, 1997. These notes are collateralized by certain of the Company's purchase orders for its PlayNet Web terminals. As partial consideration for the issuance of the notes, the holders also received warrants to purchase an aggregate of 175,000 shares of the Company's Common Stock. Warrants to purchase 125,000 shares have an exercise price per share of $7.50 and warrants to purchase 50,000 shares have an exercise price of $7.00 per share.

In the three month period ended April 30, 1997 and to current date, the Company recorded an aggregate deferred charge of $2,126,020 related to the issuance of warrants to purchase an aggregate of 911,000 shares of its common stock pursuant to the bridge financing arrangement between the Company and senior secured note holders and other short term line of credit note holders. Through April 30, 1997, the Company recorded $614,192 of interest expense in connection with the amortization of these deferred charges.


NOTE 5 - HARDWARE SALES

On February 22, 1997, the Company launched its PlayNet Web networked entertainment terminals. Through April 30, 1997, the Company had shipped 537 PlayNet Web terminals. Of these the Company recorded net sales totaling $340,740 representing 152 units, consistent with its revenue recognition policy, for which cash had been received or for which financing had been completed. The remaining 385 shipped units, which have been shipped subject to certain return provisions, represent potential gross sales of $960,575, to be recognized upon customer acceptance and completed financing or receipt of payment.

NOTE 6 - COMMITMENTS

(a) Internet Service Provider
In February 1997 the Company finalized a one-year renewable agreement with IBM Global Services ("IBM") for delivery of Internet dial up access services. Negotiations with IBM for a long-term commitment for the delivery of server farm management services and increased dial up access services are still in process. In connection therewith, the Company agreed, that in the event the parties do not enter into an agreement relating to the services contemplated, it will reimburse IBM for reasonable, documented costs and expenses actually incurred by IBM in an effort to implement the services in accordance with the Company's scheduled timeline, the amount of which is not to exceed $500,000. Payment terms and amortization periods related thereto are to be determined as part of the negotiation process. As of April 30, 1997, IBM had substantially completed the delivery of the contracted Internet dial up access services and, in connection, therewith, the Company recorded a charge of $500,000 for network services.

(b) Financial Services Agreement
On April 29, 1997, the Company engaged LKB Financial LLC ("LKB") to provide financial advisory services, including identifying and introducing the Company to prospective investors and assisting in the negotiations of the terms of any resulting financial transaction. Through LKB, the Company contacted and, on May 20, 1997, closed a financing transaction with Southbrook International Investments, Ltd. ("Southbrook") as described below (the "Southbrook Transaction"). As compensation for its services in connection with the Southbrook Transaction, the Company paid a $200,000 cash fee to LKB and issued to LKB warrants to purchase 200,000 shares of Common Stock at an exercise price of $6.88 per share (subject to certain adjustments) at any time between May 20, 1998 and April 1, 2000. (See Note 9(a).)

NOTE 7 - DELISTING FROM NASDAQ SMALLCAP MARKET

On April 4, 1997, the Company received a notice from Nasdaq asserting a deficiency in its compliance with the maintenance standards for continued inclusion on the Nasdaq SmallCap Market. In response to this notice, the Company submitted a proposal for achieving compliance with such standards and requested a delay of any action to delist the Common Stock from the Nasdaq SmallCap Market. However, Nasdaq declined the Company's request, and gave notice to the Company on May 15, 1997 that the Common Stock would be delisted effective with the close of business on May 23, 1997, subject, however, to the Company's appeal of the Nasdaq decision. Accordingly, the Company has applied for an oral hearing to review the delisting decision. A hearing has been scheduled for June 27, 1997. Pending such hearing and the determination of the hearing officer, the delisting decision has been stayed, and the Common Stock has remained included in the Nasdaq SmallCap Market. The Company believes that it has meritorious arguments to support reversal of the delisting decision and the continued inclusion of the Common Stock on the Nasdaq SmallCap Market. However, there can be no assurances that the Company will prevail at the review hearing or that the delisting decision will be reversed and the Common Stock will remain included on the Nasdaq SmallCap Market.

NOTE 8 - CAPITALIZED SOFTWARE

In connection with its quarterly review procedures, management evaluates the recoverability of its intangible assets based on projected future revenue streams and financial results for each of the related products. In early April 1997, the Company experienced system failure based on unexpected software incompatibility, which has subsequently been corrected. As a result of this system failure, management revised its revenue projections for the short term for the PlayNet Web product. In connection therewith, the Company recorded a charge in the amount of $389,171 to reflect the impairment of this asset.

NOTE 9 - EVENTS SUBSEQUENT TO APRIL  30, 1997

(a)   Financing - 10% Convertible Debentures
In May 1997, the Company issued and sold to Southbrook International Investments, Ltd. ("Southbrook") 10% Convertible Debentures (the "Debentures") in the aggregate principal amount of $4,000,000 at a purchase price equal to 90% of par to yield gross proceeds of $3,600,000. Of such amount, Southbrook retained $250,000, which will become payable to the Company on the earliest to occur of the dates on which either (i) the Form S-1 Registration Statement, originally filed on October 16, 1996, becomes effective; (ii) a certain stockholder of the Company delivers a lock-up agreement to Southbrook; or (iii) Southbrook no longer holds any of the Debentures. Interest on the Debentures accrues daily at the rate of 10% per annum on the principal amount thereof and is payable quarterly, or at the Company's option, subject to certain conditions, in shares of its Common Stock.

The Debentures mature on May 20, 1998, subject to prior conversion or repayment. The Company may, at its option, (a) prior to September 17, 1997, repay all, but not less than all, of the outstanding Debentures at a price equal to the aggregate principal amount thereof, together with all interest accrued but unpaid thereon, and an amount equal to the product of $6,666.66 and the number of days elapsed after June 20, 1997 until the date of repayment, and (b) at any time on or after May 21, 1997, repay all or any portion of the outstanding Debentures at a price equal to 110% of the aggregate principal amount of the Debentures so repaid, together with all interest accrued but unpaid thereon.

On or after September 17, 1997 and until maturity, the Debentures are convertible at the option of the holders thereof into shares of Common Stock at a conversion price equal to the lesser of (a) 95% of the average per Share Market Value (as defined) for the ten (10) trading days preceding the conversion date and (b) the average of the five lowest per Share Market Values over the 90 trading days preceding the conversion date. The Company is required to pay each holder of Debentures that does not so convert the Debentures before November 16, 1997 on such date and at the end of each 30-day period thereafter a bonus equal to .75% of the aggregate principal amount not so converted. Such bonus shall be paid in cash, except that after May 20, 1998, the Company may, at its option, pay such bonus in shares of Common Stock.

If any Debentures remain outstanding on or after September 17, 1997 the Company will issue to the holders thereof warrants to purchase 152,381 shares of Common Stock at an exercise price of $5.25 per share.

The Company has agreed to file on or prior to September 17, 1997 a "shelf registration" with respect to the Common Stock issuable upon conversion of the Debentures or the payment of interest thereon or upon the exercise of the Southbrook warrants and granted certain "piggyback registration right" to holders of such Common Stock.

The Company has also granted to Southbrook a right of first refusal until November 17, 1997 to undertake certain financings of the Company, if any, involving the sale of securities of the Company at a discount to market price or fair market value.

(b) Contingency for Closing New York City Headquarters Office Effective June 30, 1997, the Company will relocate its corporate headquarters to its California facility to maximize the use of its assets and more efficiently manage the business. At that time the New York City headquarter offices will be closed. In connection with this decision, in the second quarter of fiscal 1997 the Company recorded a charge in the amount of $394,477 related to moving expenses, lease settlements and severance payments.

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

OVERVIEW

The Company designs, develops and sells entertainment systems which include pay-per-play electronic game, entertainment and music juke box terminals networked over the Internet. The Company's primary products, PlayNet Web, as well as two products currently under development, PlayNet Music Station and PlayNet Sports, are all designed to accept both cash and credit cards, have touch screens, user-friendly interfacing and come pre-loaded with the Company's proprietary software and other licensed content. The market for the Company's products includes bars, theme bars and restaurants, hotel and restaurant chains, coffee cafes, theme parks, studio stores, gyms, airport lounges and new "cyber" establishments. All three products are intended to run on Microsoft Windows NT platform networked by IBM Global Services.

CURRENT OPERATIONS

Through April 1997, the Company shipped 537 PlayNet Web networked entertainment terminals. The 537 units aggregated revenues of approximately $1.15 million, to be accounted for in accordance with the Company's revenue recognition policy. Additionally, the Company currently has purchase orders outstanding for the shipment of another 3,156 terminals, which is expected to generate sales of approximately $7.1 million. However, in early April 1997 the Company experienced system failure based on unexpected software incompatibility, the malfunction being triggered by the daylight savings time change. To date, this malfunction has been corrected, all units previously shipped have received the appropriate upgrades and normal operations have resumed. However, the resolution of this malfunction and the related upgrading of all the PlayNet Web terminals has caused a delay in completing the financing arrangements and/or receiving payments for certain of the shipped terminals. Completion of these sales transactions is dependent upon the demonstration of the reliability of the terminals.

On May 20, 1997, the Company entered into a non-binding agreement with Tournament Associates, Inc. ("TAI") relating to a joint venture that will operate computerized poker tournaments through retail locations in Pennsylvania. TAI owns the proprietary rights to electronic video software that supports competition and tournament poker play. Rulings under Federal and Pennsylvania law have held that the poker game system is not a gambling device because it awards prizes based on a player's skill rather than random chance. Accordingly, the game can be offered throughout Pennsylvania in tournaments in which prizes are awarded to contestants. The non-binding agreement contemplates that TAI will grant a non-exclusive, non-transferable sublicense to the joint venture for the use of its poker game software and related intellectual property, and that PlayNet will provide the hardware for integrating the licensed software into its PlayNet Web terminals and will be responsible for the promotion, distribution, placement and servicing of such terminals. Under the proposed agreement, PlayNet and TAI will each own one-half of the issued and outstanding capital stock of the joint venture, make equal capital contributions to fund operations, if required, and share equally in distributions. It is expected that the joint venture will continue for an initial term of two years, and thereafter, be renewable annually. The Company is still in the process of negotiating and completing final agreements.

If consummated, PlayNet believes this agreement will accelerate its opportunities with respect to its business strategy to develop new markets and for revenues generated from tournaments.

Effective June 30, 1997, the Company will relocate its corporate headquarters to its California facility to maximize the use of its assets and more efficiently manage the business. At that time the New York City headquarter offices will be closed. It is estimated that this relocation could reduce the general and administrative costs of the organization approximately $1.0 million annually. In connection with this relocation, the Company recorded a one time charge of $394,477 in the second quarter for expenditures related to the closing of the New York office.

COMPARISON OF THE SIX MONTH PERIOD ENDED APRIL 30, 1997 VS. APRIL 30, 1996

Consolidated net revenues for the six months ended April 30, 1997 were $349,967 as compared to revenues of $186,038 for the same period in 1996. In 1997 revenues were primarily attributable to the sale of the PlayNet Web terminals, which was initially shipped in February 1997. For the same period in 1996 the Company received revenues primarily from its software development activities. Royalties on the Company's consumer products represented 3% and 2% of total revenues in 1997 and 1996, respectively.

In connection with the sales of the PlayNet Web terminals in the period ended April 30, 1997, the Company recorded costs of goods sold in the amount of $990,455, which resulted in a gross loss on sales of $640,488. The cost of each unit sold is recorded using a standard cost method. Inventories are reconciled quarterly and variances are recorded to a costs of sales variance account. Approximately $513,000 of the costs of sales is directly attributable to the costs of the units shipped, including the costs of parts, assembly and software licenses. Approximately $300,000 is related to non-production charges incurred from the manufacturer for minimum production levels that were not achieved. In connection with the physical count of the inventory at April 30, 1997, the Company recorded a charge to the costs of sales variance account of approximately $ 169,000. Pursuant to the Company's revenue recognition policy and in connection with the sale of 152 PlayNet Web terminals, a warranty reserve of $7,585, representing 2% of gross sales, was recorded.

Selling, general and administrative expenses for the six months ended April 30, 1997 increased to $3,749,477 as compared to $2,575,295 for the six months ended April 30, 1996. Of the total selling, general and administrative expenses for 1997, $1,381,794 or 37% is related to salaries and benefits as compared to approximately $580,071 or 23% for the prior period. This increase was attributable to an increase of 4 personnel from April 30, 1997 as compared to April 30, 1996, the increase being primarily executive and professional staff, to support the Company's preparations for the development and commercial launch of its networked entertainment terminal products.

Occupancy expense for the current period amounted to $300,037 as compared to $165,383 for the same period in 1996. This increase is related to the leasing of additional office space in the Company's New York office and an engineering and design facility in California, which was occupied beginning in April 1996. Of the total selling, general and administrative expenses, occupancy expense represents 8% and 6% for the six months period under review in 1997 and 1996, respectively.

Amortization and depreciation expenses related to equipment and furniture totaled $46,689 and $32,763 respectively, for the six months ended April 30, 1997 and 1996. The increase of approximately $14,000 resulted primarily from the capital expenditures in fiscal years 1997 and 1996 related to the acquisition of equipment and leasehold improvements as the Company developed the infrastructure necessary to achieve its business objectives.

Other selling, general and administrative expenses for the 1997 period under review total approximately $2,020,000 as compared to approximately $1,797,000 for the same period in 1996. Included in these other expenses is $533,000 related to professional and consulting services, of which $310,000 was for financial consulting services and $217,000 was for legal and accounting services, primarily related to the financing of the Company. In the same period of 1996, other expenses related to professional fees totaled approximately $ 431,000, of which $380,000 was primarily attributable to Borta, Inc.and the development of related business plans and funding. Travel and entertainment expenditures decreased in 1997 to $221,000 as compared to $345,000 in 1996. This decrease in travel and related expenditures is due to the development of the Company's infrastructure in its California and Virginia offices. Insurance expenses increased to $154,588 in 1997 as compared to $72,352 in 1996. This is attributable to the additional coverage necessary to insure the additional facilities, equipment and personnel of the business as it has grown significantly from the period under review in 1996 versus the same period in 1997. In the six months ended April 30, 1997 the Company incurred expenses totaling approximately $260,000 related to its marketing activities. Also in the period ended April 30, 1997, the Company recorded one-time charges in the amount of $394,477 related to the relocation of its New York offices and in the amount $100,000 related to the settlement of certain vendor disputes. In the period ended April 30, 1996, the Company recorded a one-time reorganization charge in the amount of $200,000. The balance of approximately $255,000 of other expenses for the 1997 period under review are primarily attributable to the increase in office and related expenses necessary to support the increase in the general corporate activity.

Research and development costs for the six months ended April 30, 1997 increased to $4,020,122 as compared to $935,668 for the comparable period in 1996. This increase was attributable to (i) an increase in payroll expenses from approximately $806,000 in 1996 to $2,167,118 in 1997, reflecting an increase in personnel to 60 as of April 30, 1997 from 30 as of April 30, 1996; (ii) $548,000 attributable to network development, of which $500,000 is related to the commitment to IBM for Internet access services; and (iii) increased travel and related expenditures in the amount of $294,000 for testing of prototypes, exhibition at trade shows and the development of distribution networks. In addition for the six months ended April 30, 1997, the Company recorded $176,000 of amortization and depreciation expenses primarily for additional equipment and furniture acquisitions, an increase of approximately $55,000 over the comparable period in 1996. Approximately $198,000 of expenditures for outside services, such as personnel placement agencies, independent contractors for programming and writing manuals was recorded for the six months period ended April 30, 1997. There were also expenditures of approximately $146,000 for hardware and software requirements in the current period under review. Additionally, approximately $400,000 of other expenditures related to the increased number of personnel and facilities, such as telephone services, office supplies and services was recorded in the current period.

The increase of $1,159,337 in amortization of capitalized software costs expense from the comparable period in 1996 to 1997 is related to the change (reduction) in the estimated life of the Company's capitalized software asset, which occurred at October 31, 1996 and has resulted in a higher monthly amortization. Also, in the second quarter of 1997, the Company recorded an additional impairment of its capitalized software asset in the amount of $389,171, as a result of an unexpected software incompatibility with the PlayNet Web terminals. (See Current Operations.)

Interest expense net of interest and other income for the six months ended April 30, 1997 was $969,563 as compared to $68,419 for the same period in the prior year. This increase is primarily attributable to interest recorded in connection with the convertible, promissory, and bridge financing notes in the amount of $345,446 and to the amortization of deferred financing charges related to the issuance of warrants in the amount of $614,192.

COMPARISON OF THE QUARTER ENDED APRIL 30, 1997 VS. APRIL 30, 1996

Consolidated revenues for the three months ended April 30, 1997 were $347,085 as compared to revenues of $144,513 for the same period in 1996. In 1997 revenues were primarily attributable to the sale of the PlayNet Web terminals, which was initially shipped in February 1997. For the same period in 1996 the Company received revenues primarily from the its software development activities. Royalties on the Company's consumer products represented 2% and 1% of total revenues in 1997 and 1996, respectively.

In connection with the sales of the PlayNet Web terminals in the period ended April 30, 1997, the Company recorded costs of goods sold in the amount of $990,455, which resulted in a gross loss on sales of $640,488. The cost of each unit sold is recorded using a standard cost method. Inventories are reconciled quarterly and variances are recorded to a costs of goods sold variance account. Approximately $513,000 of the costs of goods sold is directly attributable to the costs of the units shipped, including the costs of parts, assembly and software licenses. Approximately $300,000 is related to non-production charges incurred from the manufacturer for minimum production levels that were not achieved. In connection with the physical count of the inventory at April 30, 1997, the Company recorded a charge to the costs of goods sold variance account of approximately $169,000. Pursuant to the Company's revenue recognition policy and in connection with the sale of 152 PlayNet Web terminals, a warranty reserve of $7,585, representing 2% of gross sales, was recorded.

Selling, general and administrative expenses for the three months ended April 30, 1997 increased to $2,109,804 as compared to $1,503,593 for the three months ended April 30, 1996. Of the total selling, general and administrative expenses for 1997, $687,442 or 33% is related to salaries and benefits as compared to $290,341 or 19% for the prior period under review. This increase was attributable to an increase of 4 personnel from April 30, 1997 as compared to April 30, 1996, the increase being primarily executive and professional staff, to support the Company's preparations for the development and commercial launch of its networked entertainment terminal products.

Occupancy expense for the current period amounted to $121,632 as compared to $82,507 for the same period in 1996. This increase is related to the leasing of additional office space in the Company's New York office and an engineering and design facility in California, which was occupied beginning in April 1996. Of the total selling, general and administrative expenses, occupancy expense represents 6% and 5% for the three months period under review in 1997 and 1996, respectively.

Amortization and depreciation expenses related to equipment and furniture totaled $23,669 and $25,294 respectively, for the three months ended April 30, 1997 and 1996. While there was an increase in the capital expenditures in fiscal years 1997 and 1996 related to the acquisition of equipment and leasehold improvements required to develop the infrastructure necessary for the Company to achieve its business objectives, certain assets were fully depreciated within the periods under review and certain assets were reclassified in subsequent periods to better reflect the nature of those assets.

Other selling, general and administrative expenses for the three month period ended April 30, 1997 total approximately $1,277,000 as compared to approximately $1,105,000 for the same period in 1996. Included in these other expenses is approximately $250,000 related to professional and consulting services, of which $100,000 was for financial consulting services and $140,000 was for legal and accounting services, primarily related to the financing of the Company. In the same period of 1996, other expenses related to professional fees totaled approximately $204,000, of which $173,000 was primarily attributable to the acquisition of Borta and the development of related business plans and funding. Travel and entertainment expenditures decreased in 1997 to $134,000 as compared to $220,000 in 1996. This decrease in travel and related expenditures is due to the development of the Company's infrastructure in its California and Virginia offices. Insurance expenses increased to $110,905 in 1997 as compared to $34,329 in 1996. This is attributable to the additional coverage necessary to insure the additional facilities, equipment and personnel of the business as it has grown significantly from the period under review in 1996 versus the same period in 1997. In the three months ended April 30, 1997 the Company incurred expenses totaling approximately $160,000 related to its marketing activities. Also in the period ended April 30, 1997, the Company recorded one-time charges in the amount of $394,477 related to the relocation of its New York offices and $100,000 related to the settlement of certain vendor disputes. In the period ended April 30, 1996, the Company recorded a one-time reorganization charge in the amount of $200,000. The balance of approximately $128,000 of other expenses for the 1997 period under review are primarily attributable to the increase in office supplies and related expenses necessary to support the increase in the general corporate activity.

Research and development costs for the three months ended April 30, 1997 increased to $2,452,433 as compared to $554,626 for the comparable period in 1996. This increase was attributable to (i) an increase in payroll expenses from approximately $436,000 in 1996 to $1,205,000 in 1997, reflecting an increase in personnel to 60 as of April 30, 1997 from 30 as of April 30, 1996; (ii)

$519,000 attributable to network development, of which $500,000 is related to the commitment to IBM for Internet access services; and (iii) increased travel and related expenditures in the amount of $184,000 for testing of prototypes, exhibition at trade shows and the development of distribution networks. In addition for the three months ended April 30, 1997, the Company recorded $90,000 of amortization and depreciation expenses primarily for additional equipment and furniture acquisitions, an increase of approximately $32,000 over the comparable period in 1996. Approximately $77,000 of expenditures for outside services, such as personnel placement agencies, independent contractors for programming and writing manuals was recorded for the three months period ended April 30, 1997. There were also expenditures of approximately $116,000 for hardware and software requirements in the current period under review. Additionally, approximately $258,000 of other expenditures related to the increased number of personnel and facilities, such as telephone services, office supplies and services, was recorded in the current period under review.

The increase to $1,063,067 in amortization of capitalized software costs expense from $288,813 for the comparable period in 1996 to 1997 is related to the change (reduction) in the estimated life of the Company's capitalized software asset, which occurred at October 31, 1996 and has resulted in a higher monthly amortization. Also, in the second quarter of 1997, the Company recorded an additional impairment of its capitalized software asset in the amount of $389,171, as a result of an unexpected software incompatibility with the PlayNet Web terminals.

Interest expense net of interest and other income for the three months ended April 30, 1997 was $807,428 as compared to $5,780 for the same period in the prior year. This increase was primarily attributable to interest recorded in connection with the convertible, promissory, and bridge financing notes in the amount of $287,339 and to the amortization of deferred financing charges related to the issuance of warrants in the amount of $522,174.

LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and bank financing. In February 1997, the Company commenced commercial operations and began shipping one of its products, the PlayNet Web terminals. The Company is expected to begin to generate cash from its operations as the distributors and owners (i) complete the financing of the terminals through an arrangement with independent third party financing sources or (ii) pay within the terms agreed to by the Company and its customer.

The Company has two revolving credit facilities with The Merchants Bank of New York in an aggregate amount of up to $500,000. As of April 30, 1997, the Company had drawn $406,000 upon these, of which $250,000 is collateralized by a certificate of deposit. Both of these facilities have been renewed for a one-year term expiring on May 20, 1998 and bearing interest at rates of 7% and 1.5% over the prime rate (10%) per annum.

As of April 30, 1997, the Company had outstanding notes in the aggregate principal amount of $2,106,500 which mature on May 30, 1997 and July 31, 1997. The notes with maturity dates of May 30, 1997 have been extended to June 30, 1997. One promissory note, in the principal amount of $260,000, requires quarterly payments of interest each in the amount of $13,000 on April 1, July 1, October 1 and January 1; one promissory note in the principal amount of $500,000, bears interest at a rate of 10% per annum; one promissory note in the principal amount of $500,000, bears interest at a rate of 12% per annum; five refundable options to purchase Common Stock in the amount off $516,500 bearing interest at a rate of 12% per annum, payable on demand; and one promissory note, in the principal amount of $330,000, bears interest at the prime rate. The Company has agreed, if a holder of any of the forgoing notes so elects, to issue shares of common stock in full payment (in lieu of cash) of the principal amount of each of these notes, based on a price of $5.50 per share, representing an aggregate of 383,000 shares. Three of such holders, with notes aggregating $1,330,000, have given notice to the Company of their intention to convert the principal amount of such notes into shares of Common Stock although no such holder is under any legal obligation to do so. The holders of two of the promissory notes that have been paid in full were granted options to purchase a total of 101,818 additional shares of Common Stock at an exercise price of $5.50 per share. The holder of one promissory note was also granted an option to purchase 60,000 additional shares of Common Stock at an exercise price of $5.50 per share. Accordingly, the Company may issue up to an aggregate of 430,909 shares of common stock in the event all such promissory notes are converted and options and warrants are exercised.

In December 1996, the Company entered into a bridge financing arrangement with Allen & Company Incorporated (Allen) pursuant to which Allen acted as the Company's placement agent in connection with the sale of senior secured notes and warrants for aggregate gross proceeds of up to $18,000,000, subject to the achievement of certain prescribed operating targets. The Company had received gross proceeds of $3,250,000 pursuant to the conditions of the Bridge financing. These Bridge Notes bear interest at the rate of 12% per annum and become due and payable on the earlier of (i) the closing of any public offering of common stock with gross proceeds of at least $15,000,000 or any privately arranged financing transaction or series of transactions raising aggregate proceeds of at least $15,000,000 or (ii) one year from the date of each Bridge Note. As partial consideration for the issuance of these notes, the ten holders also received warrants to purchase an aggregate of 650,000 shares of the Company's Common Stock at an exercise price of between $5.00 and $7.50 per share and exercisable six months from the date of the note through December 31, 1997. In the event that Allen is unsuccessful in completing the bridge financing or if the Company does not achieve its targets, the Company has received a commitment from a principal stockholder to fund a minimum of an additional $4,900,000 of capital and/or convertible debt during 1997.

On March 6, 1997, the Company entered into a short term revolving line of credit for a total principal sum of $850,000 subject to a draw down and repayment schedule bearing a repayment premium of 15%. As of April 30, 1997, the Company had received $850,000 in draw down payments and made repayments in the amount of $189,750, pursuant to the terms of the line of credit, of which $165,000 was the principal. As consideration for this line of credit, the holder received a security interest in certain purchase orders for the PlayNet Web product and warrants to purchase 66,000 shares of the Company's common stock at a price per share equal to the closing price of $8.625 of the Company's common stock as quoted on the Nasdaq Small Cap Market. As consideration for the extending the maturity date of the line of credit note to April 30, 1997, the holder shall receive an additional 5% repayment premium and additional warrants to purchase another 20,000 shares of the Company's Common Stock at a price of $7.50 per share.

In April 1997, the Company also raised an additional $1,750,000 through the issuance of short-term promissory notes which bear interest at the rate of 10% per annum and are due and payable on the earlier of (i) the closing of this Offering or (ii) June 30, 1997. Certain of the Company's purchase orders for its PlayNet Web terminals collaterialize these notes. As partial consideration for the issuance of the notes, the holders also received warrants to purchase an aggregate of 175,000 shares of the Company's Common Stock. Warrants to purchase 125,000 shares have an exercise price per share of $7.50 and warrants to purchase 50,000 shares have an exercise price of $7.00 per share.

On April 29, 1997, the Company engaged LKB Financial LLC ("LKB") to provide financial advisory services, including identifying and introducing the Company to prospective investors and assisting in the negotiation of the terms of any resulting financial transaction. Through LKB, the Company contacted and, on May 20, 1997, closed a financing transaction with Southbrook International Investments, Ltd. ("Southbrook") as described below (the "Southbrook Transaction"). As compensation for its services in connection with the Southbrook Transaction, the Company paid a $200,000 cash fee to LKB and issued to LKB warrants to purchase 200,000 shares of Common Stock at an exercise price of $6.88 per share (subject to certain adjustments) at any time between May 20, 1998 and April 1, 2000.

In the Southbrook Transaction, the Company issued and sold to Southbrook 10% Convertible Debentures (the "Debentures") in the aggregate principal amount of $4,000,000 at a purchase price equal to 90% of par to yield gross proceeds of $3,600,000. Of such amount, Southbrook retained $250,000, which will become payable to the Company on the earliest to occur of the dates on which either (i) the Form S-1 Registration Statement, originally filed on October 16, 1996, becomes effective; (ii) a certain stockholder of the Company delivers a lock-up agreement to Southbrook; or (iii) Southbrook no longer holds any of the Debentures. Interest on the Debentures accrues daily at the rate of 10% per annum on the principal amount thereof and is payable quarterly, or at the Company's option, subject to certain conditions, in shares of its Common Stock.

The Debentures mature on May 20, 1998, subject to prior conversion or repayment. The Company may, at its option, (a) prior to September 17, 1997, repay all, but not less than all, of the outstanding Debentures at a price equal to the aggregate principal amount thereof, together with all interest accrued but unpaid thereon, and an amount equal to the product of $6,666.66 and the number of days elapsed after June 20, 1997 until the date of repayment, and (b) at any time on or after May 21, 1997, repay all or any portion of the outstanding Debentures at a price equal to 110% of the aggregate principal amount of the Debentures so repaid, together with all interest accrued but unpaid thereon.

On or after September 17, 1997 and until maturity, the Debentures are convertible at the option of the holders thereof into shares of Common Stock at a conversion price equal to the lesser of (a) 95% of the average per Share Market Value (as defined) for the ten (10) trading days preceding the conversion date and (b) the average of the five lowest per Share Market Values over the 90 trading days preceding the conversion date. The Company is required to pay each holder of Debentures that does not so convert the Debentures before November 16, 1997 on such date and at the end of each 30-day period thereafter a bonus equal to .75% of the aggregate principal amount not so converted. Such bonus shall be paid in cash, except that after May 20, 1998, the Company may, at its option, pay such bonus in shares of Common Stock.

If any Debentures remain outstanding on or after September 17, 1997 the Company will issue to the holders thereof warrants to purchase 152,381 shares of Common Stock at an exercise price of $5.25 per share.

The Company has agreed to file on or prior to September 17, 1997 a "shelf registration" with respect to the Common Stock issuable upon conversion of the Debentures or the payment of interest thereon or upon the exercise of the Southbrook warrants and granted certain "piggyback registration right" to holders of such Common Stock.

The Company has also granted to Southbrook a right of first refusal until November 17, 1997 to undertake certain financing of the Company, if any, involving the sale of securities of the Company at a discount to market price or fair market value.

On April 4, 1997, the Company received a notice from Nasdaq asserting a deficiency in its compliance with the maintenance standards for continued inclusion on the Nasdaq SmallCap Market. In response to this notice, the Company submitted a proposal for achieving compliance with such standards and requested a delay of any action to delist the Common Stock from the Nasdaq SmallCap Market. However, Nasdaq declined the Company's request, and gave notice to the Company on May 15, 1997 that the Common Stock would be delisted effective with the close of business on May 23, 1997, subject, however, to the Company's appeal of the Nasdaq decision. Accordingly, the Company has applied for an oral hearing to review the delisting decision. A hearing has been scheduled for June 27, 1997. Pending such hearing and the determination of the hearing officer, the delisting decision has been stayed, and the Common Stock has remained included in the Nasdaq SmallCap Market. The Company believes that has meritorious arguments to support reversal of the delisting decision and the continued inclusion of the Common Stock on the Nasdaq SmallCap Market. However, there can be no assurances that the Company will prevail at the review hearing or that the delisting decision will be reversed and the Common Stock will remain included on the Nasdaq SmallCap Market. Delisting from the Nasdaq SmallCap Market would materially adversely affect the trading prices and liquidity of the Company's Common Stock.

The Company, as of April 30, 1997, had a working capital deficiency of $9,121,894. Furthermore, in its continuing transition from the development stage to the commercial operating stage, the Company's losses are expected to continue as a result of expenditures required to continue network and software development efforts and increase marketing and sales activities. The Company has begun a cost reduction program to offset some of the necessary increases in expenses. The Company has decided to close the New York City headquarters office. This decision was made primarily in response to management's belief that it is in the best interest of the organization to consolidate the functions of each of these facilities at one location. However, the decision to close the New York City office also addresses the issue of reducing the cost structure of the organization. It is estimated that this decision could reduce the general and administrative costs of the organization approximately $1.0 million annually. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully distribute its new entertainment software products.

At the recommendation of its investment bankers, the Company has delayed the filing of its amended Form S-1 due to certain operational issues, as described earlier. Consequently, the Company is actively pursuing financing options, as well as the planned public offering. The Company believes that the net proceeds from either the public offering or the alternative financing options, together with available funds and cash flows expected to be generated by sales, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the bridge financing and the public offering or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, and financial condition and results of operations.

PART II OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

(a) On or about May 6, 1997 the Company and Orbach, Inc. reached a settlement with respect to the legal proceedings commenced in October 1996 by Orbach, Inc. against the Company alleging breach of a finder's fee agreement and unjust enrichment. In full settlement thereof, the Company agreed to pay $42,500.00 upon execution of the settlement agreement and $10,000.00 per month beginning June 16, 1997 and ending October 16, 1997, representing a total settlement amount of $92,500.00.

(b) The Company and MicroLeague Multimedia, Inc. ("MMI") have begun the arbitration proceedings related to the demand for arbitration filed by MMI on or about December 24, 1996 alleging breach of a licensing/co-development agreement between the parties. The Company continues to use its best efforts to aggressively defend its position.

ITEM 6   -       EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 LKB Financing Documents (10% Convertible Debenture).

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly signed.

Dated: June 23, 1997



                                        PLAYNET TECHNOLOGIES, INC.
                                        (Formerly known as Aristo International
                                        Corporation)


                                        By:  /s/ Shmuel Cohen
                                           -----------------------------
                                             Shmuel Cohen
                                             President


                                        By:  /s/ Glenn P. Sblendorio
                                           -----------------------------
                                             Glenn P. Sblendorio
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Treasurer