Form 10-Q
period 1997-07-31
PLAYNET TECHNOLOGIES INC
filed 1997-11-18
CIK 782145

                                   FORM 10-Q

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the Quarterly Period Ended July 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from ___________ to ____________

Commission File Number 0-25296

                            PlayNet Technologies, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                        11-2706304
-------------------------------                        -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)


One Maritime Plaza, San Francisco, California                 94111
---------------------------------------------               ----------
  (Address of principal executive offices)                  (Zip Code)


                                (415) 217-3600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                       Aristo International Corporation
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                        if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X             No
     ---                ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at August 8, 1997
     -----------------------------           -----------------------------
     Common Stock, $.001 par value                     20,662,170

                  PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (FORMERLY ARISTO INTERNATIONAL CORPORATION)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                     INDEX

Part I -       FINANCIAL INFORMATION

Item 1         Consolidated Balance Sheets as of July 31,
               1997 and October 31, 1996. . . . . . . . . . . . . . . . .

               Consolidated Statements of Operations for the
               Three Months Ended July 31, 1997 and 1996; for the
               Nine Months Ended July 31, 1997 and 1996;
               and for the Cumulative Period June 4, 1990
               (inception) to July 31, 1997 . . . . . . . . . . . . . . .

               Consolidated Statements of Stockholders'
               Equity for the Fiscal Years Ended October 31, 1991, 1992 1993, 1994, 1995, 1996 and for the Cumulative Period
               June 4, 1990 (inception) to July 31, 1997. . . . . . . . .

               Consolidated Statements of Cash Flows for the
               Nine Months Ended July 31, 1997 and 1996 and
               for the Cumulative Period June 4, 1990
               (inception) to July 31, 1997 . . . . . . . . . . . . . . .

               Notes to Consolidated Financial Statements . . . . . . . .

               Management's Discussion and Analysis of Financial
               Conditions and Results of Operations . . . . . . . . . . .


Part II   -    OTHER INFORMATION

Item 1         Legal Proceedings. . . . . . . . . . . . . . . . . . . . .

Item 2         Regulatory Matters . . . . . . . . . . . . . . . . . . . .

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

                    ASSETS                            July 31,      October 31,
                                                        1997           1996
                                                    -------------  -------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                            $  442,686   $  2,331,761
  Restricted cash                                         250,000        250,000
  Inventory                                             2,343,187             -
  Prepaid expenses and other current assets                13,779         15,200
                                                     ------------   ------------
                    Total current assets                3,049,652      2,596,961

Equipment, net                                            761,095        695,784
Capitalized software, net                               2,529,669      4,940,528
Goodwill, net                                             862,349        991,697
Restricted cash - noncurrent                               89,039         89,039
Other assets                                              361,905        355,672
                                                     ------------   ------------
                    Total assets                     $  7,653,709   $  9,669,681
                                                     ------------   ------------
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $  7,873,575   $  2,439,666
  Notes payable - bank                                    406,000        406,000
  Notes payable - bridge financing (net of deferred
   financing charges)                                   2,045,886             -
  Notes payable - all others (net of deferred
 financing charges)                                     4,077,975
  Convertible term loans - stockholders                                  776,500
  Payable to stockholder                                                 270,000
  Capital leases                                          144,799        121,166
                                                     ------------   ------------
                    Total current liabilities          14,648,235      4,013,332

Convertible term loans - stockholders                     330,000      1,330,000
Capital leases - long term                                155,696        151,693
Deferred rent                                             134,715        145,076
                                                     ------------   ------------
                    Total liabilities                  15,268,646      5,640,101

Commitments and contingencies                                  -              -

Stockholders' equity:
  Preferred stock, $.001 par value; authorized
    1,000,000 shares; issued and outstanding
    none at 1997 and 1996.                                     -              -
  Common stock, $.001 par value; authorized
    39,000,000 shares; issued and outstanding
    20,662,170 and 20,675,734, respectively                18,725         14,967
  Additional paid in-capital                           38,249,181     31,736,496
  Deficit accumulated during the development stage    (45,882,843)   (27,721,883)
                                                     ------------   ------------
                    Total stockholders' equity         (7,614,937)     4,029,580
                                                     ------------   ------------
                    Total liabilities and
                      stockholders' equity           $  7,653,709   $  9,669,681
                                                     ------------   ------------
                                                     ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JULY 31,1997 AND 1996;
FOR THE NINE MONTH PERIOD ENDED JULY 31,1997 AND 1996;
AND FOR THE CUMULATIVE PERIOD FROM JUNE 4, 1990 (INCEPTION)
TO JULY 31, 1997


(UNAUDITED)
                                                                                                                  Cumulative
                                                         Three Months ended            Nine Months ended            Since
                                                              July 31,                      July 31,             June 4, 1990
                                                   ----------------------------   ---------------------------   (inception) to
                                                        1997           1996           1997          1996        July 31, 1997 *
                                                   -------------    -----------   ------------  -------------   ---------------
Sales - Net                                        $           -    $         -   $    340,740  $           -   $    340,740

Royalty revenue                                            3,853          2,800         13,080          6,002        138,507

Production revenue                                             -          9,511              -        192,347        340,647
                                                   -------------    -----------   ------------    -----------   ------------
         Total revenue                                     3,853         12,311        353,820        198,349        819,894

Costs of sales                                                 -              -       (990,455)             -       (990,455)
                                                   -------------    -----------   ------------    -----------   ------------
Gross profit (loss)                                        3,853         12,311       (636,635)       198,349       (170,561)

Selling, general and administrative expenses          (2,212,589)    (1,971,831)    (5,962,066)    (3,969,500)   (23,271,516)

Research and development expenses                     (3,100,074)    (1,267,725)    (7,120,196)    (2,781,019)   (13,493,573)

Amortization of capitalized software costs
    (including impairment write downs)                  (673,896)      (288,813)    (2,410,859)      (866,439)    (5,780,341)

Interest and other income (expense)                   (1,061,641)       (60,358)    (2,031,204)      (128,777)    (2,351,643)
                                                   -------------    -----------   ------------    -----------   ------------
         Net loss                                     (7,044,347)    (3,576,416)   (18,160,960)    (7,547,386)   (45,067,634)

Dividends on preferred stock                                   -              -              -        (15,219)       (19,804)
                                                   -------------    -----------   ------------    -----------   ------------
Net loss applicable to common stockholders         $  (7,044,347)   $(3,576,416)  $(18,160,960)   $(7,562,605)  $(45,087,438)
                                                   -------------    -----------   ------------    -----------   ------------
                                                   -------------    -----------   ------------    -----------   ------------
Weighted average number of common
  shares outstanding                                  20,662,170     13,554,091     20,662,170     13,551,091
                                                   -------------    -----------   ------------    -----------
                                                   -------------    -----------   ------------    -----------
Net loss per share                                        $(0.34)        $(0.26)        $(0.88)        $(0.56)
                                                   -------------    -----------   ------------    -----------
                                                   -------------    -----------   ------------    -----------

* Excludes cumulative losses of The Astro-Stream Corporation of $795,405 at the time of the merger.

The accompanying notes are an integral part of these consolidated financial statements.

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JULY 31,1997 AND 1996
AND FOR THE CUMULATIVE PERIOD FROM JUNE 4, 1990 (INCEPTION)
TO JULY 31, 1997

(UNAUDITED)
                                                                                         Cumulative
                                                                Nine Months ended          Since
                                                                     July 31,           June 4, 1990
                                                           --------------------------  (inception) to
                                                                1997          1996      July 31, 1997
                                                           ------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss during development stage                        $(18,160,960)  $(7,547,386)  $(45,067,634)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                             2,492,549     1,094,480      4,498,927
    Expenses paid by issuance of common stock                     5,500       231,977      1,931,163
    Deferred rent                                               (10,362)      (10,361)       134,714
    Deferred financing costs                                    872,379            -         872,379
    Loss on disposal of fixed asset                                                -          19,200
    Net realized loss on sale of marketable securities                             38         51,845
    Net unrealized gain on marketable securities                                              (7,713)
    Write down of  capitalized software                         389,171            -       2,314,588
    Charges related to issuance of warrants                       5,822            -       1,411,412
    Impairment of patents                                                          -          71,306
    Reserve for bad debt                                                           -         132,538

    Changes in assets and liabilities:
      (Increase) in prepaid expenses, other current
       assets and other assets                                   (5,156)      (17,112)      (139,255)
      (Increase) in inventory                                (2,343,187)                  (2,343,187)
      Increase in accounts payable and accrued expenses       5,433,188     1,511,157      7,736,069
                                                           ------------   -----------   ------------
          Net cash used in operating activities             (11,321,056)   (4,737,207)   (28,383,648)
                                                           ------------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Borta, Inc., net of cash acquired                                  -        (238,615)
  Expenditures for equipment, leasehold
  improvements, patents and                                                                       -
    organization costs                                         (277,748)     (342,896)    (1,032,304)
  Purchase of marketable securities                                                -      (1,517,601)
  Sales of marketable securities                                                1,462      1,473,469
  Purchase of computer software                                                    -        (110,000)
  Increase (decrease) in other assets                                         (13,737)      (170,639)
  Increase in restricted cash                                                  (3,738)      (339,039)
                                                           ------------   -----------   ------------
          Net cash used in investing activities                (277,748)     (358,909)    (1,934,729)
                                                           ------------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from notes payable - bank                              -         359,857
  Proceeds from notes payable - stockholders                                       -         793,500
  Repayments of notes payable - stockholders                   (270,000)      (75,000)      (843,500)
  Proceeds of notes payable - other                           8,543,500                    8,543,500
  Repayments of notes payable - other                          (582,500)           -        (582,500)
  Proceeds from notes payable - bridge financing              1,750,000            -       1,750,000
  Proceeds acquired in connection with the
   Astro-Stream merger                                                             -          59,494
  Proceeds from issuance of preferred stock                                   220,000        320,050
  Proceeds from issuance of common stock                        355,000     3,283,643     17,215,237
  Proceeds from convertible term loans                                      1,686,500      3,761,500
  Repayments of convertible term loans                                                      (450,000)
  Reduction of capital lease obligations                        (86,271)                     (86,271)
  Purchase of treasury stock                                                       -         (60,000)
  Dividends on preferred stock                                                (15,219)       (19,804)
                                                           ------------   -----------   ------------
          Net cash provided by financing activities           9,709,729     5,099,924     30,761,063
                                                           ------------   -----------   ------------
          Net (decrease) increase in cash and
            cash equivalents                                 (1,889,075)        3,808        442,686

Cash and cash equivalents, beginning of period                2,331,761       540,296             -
                                                           ------------   -----------   ------------
          Cash and cash equivalents, end of period         $    442,686   $   544,104   $    442,686
                                                           ------------   -----------   ------------
                                                           ------------   -----------   ------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
               Interest                                    $     64,892   $    82,268   $    236,641
                                                           ------------   -----------   ------------
                                                           ------------   -----------   ------------
               Taxes                                       $     18,089   $     7,859   $     37,715
                                                           ------------   -----------   ------------
                                                           ------------   -----------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE FISCAL YEARS ENDED OCTOBER 31, 1992, 1993, 1994, 1995, 1996
AND FOR THE NINE MONTH PERIOD ENDED JULY 31, 1997 AND FOR THE CUMULATIVE PERIOD FROM JUNE 4, 1990 (INCEPTION) TO JULY 31, 1997


(UNAUDITED)                                                              PREFERRED    STOCK     COMMON     STOCK (1)    ADDITIONAL
                                                                        --------------------   ----------------------    PAID IN
                                                                         SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL
                                                                        ---------   --------   ---------    ---------   ----------
Issuance of common stock for initial capitalization ($0.18 per share)                          3,334,780    $  3,335    $  596,665
Sale of common stock during November for cash ($0.12 per share)                                1,764,099       1,764       218,526
Sale of common stock during October for cash ($1.29 per share)                                   155,067         155       199,845
Exchange of common stock during October for services at estimated
 value ($1.28 per share)                                                                          78,367          78        99,922
Net loss for the year ended October 31, 1991
                                                                        ---------   --------   ---------    ---------   ----------
Balance, October 31, 1991                                                                      5,332,313       5,332     1,114,958
                                                                        ---------   --------   ---------    ---------   ----------
Sale of common stock during the year for cash ($0.85 per share)                                1,589,023       1,589     1,348,411
Sale of common stock during the year for cash ($1.17 per share)                                  235,102         235       274,765
Exchange of common stock during August for services at estimated
 value ($1.28 per share)                                                                          78,367          78        99,921
Net loss for the year ended October 31, 1992
                                                                        ---------   --------   ---------    ---------   ----------
Balance, October 31, 1992                                                                      7,234,805       7,235     2,838,055
                                                                        ---------   --------   ---------    ---------   ----------
Sale of common stock during the year for cash ($1.63 per share)                                  611,932         612       999,388
Sale of common stock during the year for cash ($1.28 per share)                                  195,085         195       249,805
Exchange of common stock during May for services at
 estimated value ($1.29 per share)                                                               116,717         117       149,883
Exchange of common stock during October for services at
 estimated value ($1.33 per share)                                                                15,006          15        19,985
Exchange of common stock during October for patent rights at
 estimated value ($1.28 per share)                                                                39,184          39        49,961
Purchase of treasury stock for cash ($0.04 per share)
Net loss for the year ended October 31, 1993
                                                                        ---------   --------   ---------    ---------   ----------
Balance, October 31, 1993                                                                      8,212,729       8,213     4,307,077
                                                                        ---------   --------   ---------    ---------   ----------
Sale of common stock during the year for cash ($1.46 per share)                                1,030,447       1,030     1,498,970
Exchange of common stock during January for services at
 estimated value ($1.33 per share)                                                                15,007          15        19,985
Exchange of common stock during January for services at
 estimated value ($1.46 per share)                                                                34,181          34        49,966
Conversion of note payable and accrued interest into
 common stock ($1.53 per share)                                                                  171,741         172       261,892
Conversion of note payable into common stock ($1.26 per share)                                   159,236         159       199,841
Repayment of stock subscription receivable
Retirement of treasury stock during October                                                   (1,667,390)     (1,667)      (58,333)
Net loss for the year ended October 31, 1994
                                                                        ---------   --------   ---------    ---------   ----------
Balance, October 31, 1994                                                                      7,955,951       7,956     6,279,398
                                                                        ---------   --------   ---------    ---------   ----------
Conversion of notes payable into common stock ($1.23 per share)                                  834,529         835     1,024,165
Sale of common stock during November for cash ($1.53 per share)                                  235,936         236       359,764
Sale of common stock during March for cash ($2.22 per share)                                     450,195         450       999,550
Exchange of common stock in March for graphic illustrations
 ($2.22 per share)                                                                               115,050         115       255,440
Issuance of common stock per anti-dilution provision                                              38,350          38           (38)
Sale of preferred stock in May for cash ($3.00 per share)               33,350        $  33           -           -        100,017
Equity acquired from the reverse acquisition with Astro-Stream                                 1,098,997       1,099       806,205
Issuance of common stock as a result of the acquisition of
 Borta, Inc. ($4.67 per share)                                                                 1,818,182       1,818     8,498,182
Grant of common stock ($5.50 per share)                                                          357,143         357     1,963,929
Sale of common stock during August for cash ($4.50 per share)                                     66,666          67       299,933
Sale of common stock during August for cash ($5.50 per share)                                     93,500          94       514,156


                                                                  DEFICIT
                                                                ACCUMULATED                COMMON STOCK
                                                                  DURING      DEFERRED    HELD IN TREASURY    STOCK
                                                                DEVELOPMENT COMPENSATION ----------------- SUBSCRIPTION
                                                                   STAGE       EXPENSE    SHARES   AMOUNT    RECEIVABLE    TOTAL
                                                                ----------- ------------ -------- -------- ------------ -----------
Issuance of common stock for initial capitalization
 ($0.18 per  share)                                                                                                     $   600,000
Sale of common stock during November for cash ($0.12 per share)                                                             220,290
Sale of common stock during October for cash ($1.29 per share)                                                              200,000
Exchange of common stock during October for services at
 estimated value ($1.28 per share)                                                                                          100,000
Net loss for the year ended October 31, 1991                    $(1,478,158)                                             (1,478,158)
                                                               ------------ ----------- ---------- --------- --------- ------------
Balance, October 31, 1991                                        (1,478,158)                                               (357,868)
                                                               ------------ ----------- ---------- --------- --------- ------------
Sale of common stock during the year for cash ($0.85 per share)                                                           1,350,000
Sale of common stock during the year for cash ($1.17 per share)                                                             275,000
Exchange of common stock during August for services at
 estimated value ($1.28 per share)                                                                                           99,999
Net loss for the year ended October 31, 1992                     (1,480,812)                                             (1,480,812)
                                                               ------------ ----------- ---------- --------- --------- ------------
Balance, October 31, 1992                                        (2,958,970)                                               (113,680)
                                                               ------------ ----------- ---------- --------- --------- ------------
Sale of common stock during the year for cash ($1.63 per share)                                               $(80,000)     920,000
Sale of common stock during the year for cash ($1.28 per share)                                                             250,000
Exchange of common stock during May for services at
 estimated value ($1.29 per share)                                                                                          150,000
Exchange of common stock during October for services at
 estimated value ($1.33 per share)                                                                                           20,000
Exchange of common stock during October for patent rights at
 estimated value ($1.28 per share)                                                                                           50,000
Purchase of treasury stock for cash ($0.04 per share)                                   (1,667,390) $(60,000)              (60,000)
Net loss for the year ended October 31, 1993                     (1,636,310)                                             (1,636,310)
                                                               ------------ ----------- ---------- --------- --------- ------------
Balance, October 31, 1993                                        (4,595,280)            (1,667,390)  (60,000)  (80,000)    (419,990)
                                                               ------------ ----------- ---------- --------- --------- ------------
Sale of common stock during the year for cash ($1.46 per share)                                                           1,500,000
Exchange of common stock during January for services at
 estimated value ($1.33 per share)                                                                                           20,000
Exchange of common stock during January for services at
 estimated value ($1.46 per share)                                                                                           50,000
Conversion of note payable and accrued interest into common
 stock ($1.53 per share)                                                                                                    262,064
Conversion of note payable into common stock ($1.26 per share)                                                              200,000
Repayment of stock subscription receivable                                                                      80,000       80,000
Retirement of treasury stock during October                                              1,667,390    60,000                    -
Net loss for the year ended October 31, 1994                     (2,228,644)                                             (2,228,644)
                                                               ------------ ----------- ---------- --------- --------- ------------
Balance, October 31, 1994                                        (6,823,924)                      0         0        0     (536,570)
                                                               ------------ ----------- ---------- --------- --------- ------------
Conversion of notes payable into common stock ($1.23 per share)                                                           1,025,000
Sale of common stock during November for cash ($1.53 per share)                                                             360,000
Sale of common stock during March for cash ($2.22 per share)                                                              1,000,000
Exchange of common stock in March for graphic
 illustrations ($2.22 per share)                                                                                            255,555
Issuance of common stock per anti-dilution provision                                                                             -
Sale of preferred stock in May for cash ($3.00 per share)                                                                   100,050
Equity acquired from the reverse acquisition with Astro-Stream     (795,405)                                                 11,899
Issuance of common stock as a result of the
 acquisition of Borta, Inc. ($4.67 per share)                                                                             8,500,000
Grant of common stock ($5.50 per share)                                     $(1,964,286)                                         -
Sale of common stock during August for cash ($4.50 per share)                                                               300,000
Sale of common stock during August for cash ($5.50 per share)                                                               514,250


The accompanying notes are an integral part of these consolidated financial statements.

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE FISCAL YEARS ENDED OCTOBER 31, 1992, 1993, 1994, 1995, 1996
AND FOR THE NINE MONTH PERIOD ENDED JULY 31, 1997 AND FOR THE CUMULATIVE PERIOD FROM JUNE 4, 1990 (INCEPTION) TO JULY 31, 1997


(UNAUDITED)                                                              PREFERRED    STOCK     COMMON     STOCK (1)    ADDITIONAL
                                                                        --------------------   ----------------------    PAID IN
                                                                         SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL
                                                                        ---------   --------   ---------    ---------   ----------
Exchange of common stock in August for consulting
 services ($6.50 per share)                                                                       25,000           25      162,475
Exchange of common stock in August for consulting
 services ($5.75 per share)                                                                        3,687            4       21,196
Exchange of common stock in August for consulting
 services ($5.50 per share)                                                                          395           -         2,172
Sale of common stock during September for
 cash ($5.50 per share)                                                                           96,364           96      529,904
Sale of common stock during October for
 cash ($5.50 per share)                                                                           10,000           10       54,990
Amortization of deferred compensation expense
Dividend on preferred stock
Net loss for the year ended October 31, 1995                                                          -
                                                                        ---------   --------   ---------    ---------   ----------
Balance, October 31, 1995                                                  33,350         33  13,199,945       13,200   21,871,438
                                                                        ---------   --------   ---------    ---------   ----------
Sale of common stock during November for cash ($5.50 per share)                                   60,000           60      329,940
Sale of common stock during December for cash ($5.50 per share)                                  164,000          164      901,836
Conversion of notes payable into common stock in December
 ($3.00 per share)                                                                                66,667           67      199,933
Sale of preferred stock during January for cash ($5.50 per share)          40,000         40                               219,960
Exchange of common stock in January for consulting
 services ($5.50 per share)                                                                          500            1        2,749
Sale of common stock during February for cash ($5.50 per share)                                   10,000           10       54,990
Sale of common stock during March for cash ($5.50 per share)                                      60,000           60      329,940
Sale of common stock during April for cash ($5.50 per share)                                      56,363           56      309,944
Reversal of prior year deferred compensation expense
Write-off of deferred compensation expense                                                      (357,143)        (357)  (1,963,929)
Sale of common stock during May for cash ($5.50 per share)                                        59,362           59      326,432
Exchange of common stock in May for consulting services
 ($5.76 per share)                                                                                   421           -         2,423
Exchange of common stock in May for consulting services
 ($4.82 per share)                                                                                 1,100            1        5,302
Conversion of preferred stock  into common stock in May                   (73,350)       (73)     58,191           58           15
Sale of common stock during June for cash ($5.50 per share)                                       57,638           58      316,951
Exchange of common stock in June for consulting
 services ($5.50 per share)                                                                        1,000            1        5,499
Sale of common stock during July for cash ($5.50 per share)                                      152,000          152      835,848
Exchange of common stock in July for consulting
 services ($5.50 per share)                                                                       12,000           12       65,988
Exchange of common stock in August for product
 rights ($5.00 per share)                                                                         30,000           30      149,970
Sale of common stock in August for cash ($5.00 per share)                                        700,000          700    3,254,300
Sale of common stock in August for cash ($5.50 per share)                                         23,636           24      129,976
Sale of common stock in September for cash ($5.00 per share)                                      80,000           80      371,920
Sale of common stock in September for cash ($5.50 per share)                                      46,000           46      252,954
Exchange of common stock in September for consulting
 services ($5.50 per share)                                                                       15,625           16       85,921
Exchange of common stock in September for goods ($5.50 per share)                                 11,800           12       99,988
Grant of common stock as signing bonuses ($5.50 per share)                                        51,250           51      281,824
Sale of common stock in October for cash ($5.00 per share)                                       400,000          400    1,853,600
Sale of common stock in October for cash ($5.50 per share)                                         6,400            6       35,194
Issuance of warrants in exchange for consulting
 services ($8.25 per share)                                                                                              1,183,942
Issuance of warrants in exchange for consulting
 services ($5.50 per share)                                                                                                221,648
Dividend on preferred stock
Net loss for the fiscal year ended October 31, 1996
                                                                        ---------   --------   ---------    ---------   ----------
Balance, October 31, 1996                                                      -          -   14,966,755       14,967   31,736,496
                                                                        ---------   --------   ---------    ---------   ----------
Issuance of warrants pursuant to bridge financing
 agreements($5.50 per share)-December 1996                                                                                 736,780

                                                                  DEFICIT
                                                                ACCUMULATED                COMMON STOCK
                                                                  DURING      DEFERRED    HELD IN TREASURY    STOCK
                                                                DEVELOPMENT COMPENSATION ----------------- SUBSCRIPTION
                                                                   STAGE       EXPENSE    SHARES   AMOUNT    RECEIVABLE    TOTAL
                                                                ----------- ------------ -------- -------- ------------ -----------
Exchange of common stock in August for consulting
 services ($6.50 per share)                                                                                                162,500
Exchange of common stock in August for consulting
 services ($5.75 per share)                                                                                                 21,200
Exchange of common stock in August for consulting
 services ($5.50 per share)                                                                                                  2,172
Sale of common stock during September for
 cash ($5.50 per share)                                                                                                    530,000
Sale of common stock during October for
 cash ($5.50 per share)                                                                                                     55,000
Amortization of deferred compensation expense                                   117,857                                    117,857
Dividend on preferred stock                                          (4,585)                                                 (4,585)
Net loss for the year ended October 31, 1995                     (4,116,457)                                             (4,116,457)
                                                                ----------- ------------ -------- -------- ------------ -----------
Balance, October 31, 1995                                       (11,740,371) (1,846,429)       -        -           -     8,297,871
                                                                ----------- ------------ -------- -------- ------------ -----------
Sale of common stock during November for cash ($5.50 per share)                                                             330,000
Sale of common stock during December for cash ($5.50 per share)                                                             902,000
Conversion of notes payable into common stock in
 December ($3.00 per share)                                                                                                 200,000
Sale of preferred stock during January for cash ($5.50 per share)                                                           220,000
Exchange of common stock in January for consulting
 services ($5.50 per share)                                                                                                   2,750
Sale of common stock during February for cash ($5.50 per share)                                                              55,000
Sale of common stock during March for cash ($5.50 per share)                                                                330,000
Sale of common stock during April for cash ($5.50 per share)                                                                310,000
Reversal of prior year deferred compensation expense                           (117,857)                                   (117,857)
Write-off of deferred compensation expense                                    1,964,286                                          -
Sale of common stock during May for cash ($5.50 per share)                                                                  326,491
Exchange of common stock in May for consulting
 services ($5.76 per share)                                                                                                   2,423
Exchange of common stock in May for consulting
 services ($4.82 per share)                                                                                                   5,303
Conversion of preferred stock  into common stock in May                                                                          -
Sale of common stock during June for cash ($5.50 per share)                                                                 317,009
Exchange of common stock in June for consulting
 services ($5.50 per share)                                                                                                   5,500
Sale of common stock during July for cash ($5.50 per share)                                                                 836,000
Exchange of common stock in July for consulting
 services ($5.50 per share)                                                                                                  66,000
Exchange of common stock in August for product
 rights ($5.00 per share)                                                                                                   150,000
Sale of common stock in August for cash ($5.00 per share)                                                                 3,255,000
Sale of common stock in August for cash ($5.50 per share)                                                                   130,000
Sale of common stock in September for cash ($5.00 per share)                                                                372,000
Sale of common stock in September for cash ($5.50 per share)                                                                253,000
Exchange of common stock in September for consulting
 services ($5.50 per share)                                                                                                  85,937
Exchange of common stock in September for goods ($5.50 per share)                                                           100,000
Grant of common stock as signing bonuses ($5.50 per share)                                                                  281,875
Sale of common stock in October for cash ($5.00 per share)                                                                1,854,000
Sale of common stock in October for cash ($5.50 per share)                                                                   35,200
Issuance of warrants in exchange for consulting
 services ($8.25 per share)                                                                                               1,183,942
Issuance of warrants in exchange for consulting
 services ($5.50 per share)                                                                                                 221,648
Dividend on preferred stock                                         (15,219)                                                (15,219)
Net loss for the fiscal year ended October 31, 1996             (15,966,292)                                            (15,966,292)
                                                                ----------- ------------ -------- -------- ------------ -----------
Balance, October 31, 1996                                       (27,721,883)          -        -        -            -    4,029,580
                                                                ----------- ------------ -------- -------- ------------ -----------

The accompanying notes are an integral part of these consolidated financial statements.

PLAYNET TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY ARISTO INTERNATIONAL CORPORATION)
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE FISCAL YEARS ENDED OCTOBER 31, 1992, 1993, 1994, 1995, 1996
AND FOR THE NINE MONTH PERIOD ENDED JULY 31, 1997 AND FOR THE CUMULATIVE PERIOD FROM JUNE 4, 1990 (INCEPTION) TO JULY 31, 1997


(UNAUDITED)                                                             PREFERRED    STOCK     COMMON     STOCK (1)    ADDITIONAL
                                                                       --------------------   ----------------------    PAID IN
                                                                        SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL
                                                                       ---------   --------   ---------    ---------   ----------
Issuance of warrants pursuant to bridge financing
 agreements ($5.50 per share)-December 1996                                                                               736,780
Issuance of warrants pursuant to bridge financing
 agreements ($5.50 per share)-January 1997                                                                                366,430
Issuance of warrants pursuant to certain financing
 agreements($5.50 per share)-February 1997                                                                                365,123
Issuance of warrants pursuant to certain financing
 agreements($5.50 per share)-March 1997                                                                                   361,556
Issuance of warrants pursuant to certain financing
 agreements($5.50 per share)-April 1997                                                                                   294,130
Issuance of warrants in exchange for consulting
 services ($5.50 per share)-April 1997                                                                                      5,822
Exercise of option to purchase 10,000 shares of
 common stock ($5.50 per share).                                                                 10,000           10       54,990
Issuance of 3,564 shares of common stock
 ($5.50 per share) to two employees pursuant to
 employment agreements.                                                                           3,554            3       19,599
Issuance of 600,000 shares of common stock ($0.50 per share)                                    600,000          600      299,400
Conversion of $4,010,000 of Promissory Notes into
 common stock ($1.275 per share)                                                              3,145,098        3,145    4,006,855
Net loss for the nine month period ended July 31, 1997
                                                                       ---------   --------  ----------    ---------  -----------
Balance, July 31, 1997                                                        -          -   18,725,417    $  18,725  $38,249,181
                                                                       ---------   --------  ----------    ---------  -----------
                                                                       ---------   --------  ----------    ---------  -----------

                                                                 DEFICIT
                                                               ACCUMULATED                COMMON STOCK
                                                                 DURING      DEFERRED    HELD IN TREASURY    STOCK
                                                               DEVELOPMENT COMPENSATION ----------------- SUBSCRIPTION
                                                                  STAGE       EXPENSE    SHARES   AMOUNT    RECEIVABLE    TOTAL
                                                               ----------- ------------ -------- -------- ------------ -----------
Issuance of warrants pursuant to bridge financing
 agreements($5.50 per share)-December 1996                                                                                 736,780
Issuance of warrants pursuant to bridge financing
 agreements ($5.50 per share)-January 1997                                                                                 367,430
Issuance of warrants pursuant to certain financing
 agreements($5.50 per share)-February 1997                                                                                 366,123
Issuance of warrants pursuant to certain financing
 agreements($5.50 per share)-March 1997                                                                                    361,556
Issuance of warrants pursuant to certain financing
 agreements($5.50 per share)-April 1997                                                                                    294,130
Issuance of warrants in exchange for consulting
 services ($5.50 per share)-April 1997                                                                                       5,822
Exercise of option to purchase 10,000 shares of
 common stock ($5.50 per share).                                                                                            55,000
Issuance of 3,564 shares of common stock
 ($5.50 per share) to two employees pursuant                                                                                    -
 to employment agreements.                                                                                                  19,602
Issuance of 600,000 shares of common stock ($0.50 per share)                                                               300,000
Conversion of $4,010,000 of Promissory Notes into
 common stock ($1.275 per share)                                                                                         4,010,000
Net loss for the nine month period ended July 31, 1997         (18,160,960)                                            (18,160,960)
                                                               ----------- ------------ -------- -------- ------------ -----------
Balance, July 31, 1997                                        $(18,160,960)          -        -        -               $(7,614,937)
                                                               ----------- ------------ -------- -------- ------------ -----------
                                                               ----------- ------------ -------- -------- ------------ -----------

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

During 1995, the Company issued 115,050 shares of common stock in exchange for original graphic illustrations valued at $255,555.

In connection with the Merger with Astro-Stream, the Company assumed liabilities of $47,595 and acquired cash of $59,494.

The Company purchased all of the capital stock of Borta, Inc. The details of the business acquired are as follows:

          Fair value of current assets acquired                  $    67,418
          Fair value of fixed assets acquired                         43,258
          Intangible assets of business acquired:
             Capitalized software                                  8,086,750
             Excess of cost over net assets acquired (goodwill)    5,008,049
          Deferred tax liability                                  (3,800,772)
          Liabilities assumed                                       (104,703)
          Intercompany payable to the Company                        (50,000)
                                                                 -----------
             Total purchase price consideration                    9,250,000
          Common stock issued                                      8,500,000
                                                                 -----------
             Total cash to be paid to sellers                        750,000
          Liabilities to former stockholder                          500,000
                                                                 -----------
             Cash paid to sellers at closing of the acquisition      250,000
          Less, cash acquired                                         11,385
                                                                 -----------
             Net cash payment at closing of the acquisition      $   238,615
                                                                 -----------
                                                                 -----------

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

In the second quarter of fiscal year 1997, the Company issued 3,564 shares of Common Stock at a price of $5.50 per share to two former employees pursuant to employment agreements for an aggregate amount of $19,602.

Sale of 600,000 shares of Common Stock in July for Cash ($0.50 per share) of $300,000.

In the third quarter of fiscal year 1997, $4,010,000 of Promissory Notes were converted into a total of an aggregate of 3,145,000 shares of Common Stock at a price of $1.275 per share.

    The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements reflect adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Sales and the net loss for any interim period are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company's annual report Form 10-KSB for the fiscal year ended October 31, 1996 and the related audited financial statements included therein. The financial statements have been prepared on a going-concern basis, which contemplates realization of assets and liquidation of liabilities in the normal course of business. The Company, as of July 31, 1997, has a working capital deficit of $14,608,583. Several of the Company's loan facilities are in default (see note 4), the Company is a defendant in a number of collection actions, the Company's stock has been de-listed from the Nasdaq Small Cap Market (see note 7) and the Company has not funded certain employee benefit obligations. In addition, the Company expects to incur substantial costs and expenses during the ensuing twelve months as the Company continues to develop products and re-commence sales of its PLAYNET WEB networked entertainment terminals. The foregoing raises substantial doubt as to the ability of the Company to continue as a going concern. Since inception through July 31, 1997, the Company raised approximately $30,000,000 through the private placement of stock and convertible and promissory notes. The Company intends to continue to fund operations through equity and/or debt financing together with available funds and cash flows expected to be generated by sales. The Company is presently negotiating the restructuring of its principal loan facilities. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION POLICY-
Effective February 1997, the Company commenced shipping its PLAYNET WEB terminals, the first of its product line, to domestic distributors who will resell them to operators for installation in bars and restaurants in the United States. As the PLAYNET WEB is a new product in the market without proven acceptance or performance, and has yet to resume full scale operation since cessation in April 1997, the Company has elected to implement a conservative revenue recognition policy. As the PLAYNET WEB gains acceptance in the market, the Company will analyze actual results of sales and adjust its policy accordingly.

Hardware Sales:
The Company will recognize revenue from the sale of its PLAYNET WEB product upon shipment to the end customer and when financing is completed and payment has been received. Under certain circumstances, the Company may be required to sell its product on a recourse basis. Revenue is recognized for transactions involving recourse financing arrangements in the same manner as non-recourse transactions. However, in connection therewith, the Company has recorded a reserve against its recourse sales, especially in the light of the Company's current restructuring program. The reserve will be adjusted as the contingency surrounding the sale is reduced. When terminals sales are resumed, the Company will assess its experience with the recourse transactions and adjust its reserve policy accordingly.

Warranty Reserve on Hardware:
The PLAYNET WEB terminals carry a 90-day warranty covering parts and service. The Company has established a warranty reserve account based on 2% of the sales price of each unit sold. The Company will assess its warranty experience and adjust the warranty reserve based on actual experience, when terminal sales are resumed.

Usage Revenues:
Upon the installation of the PLAYNET WEB terminals at the operators' locations and connection to the Internet Service Provider, the terminals features will become fully functional. At this point the Company will begin to generate revenues through an agreement with the operators of the PLAYNET WEB terminals. This agreement provides for the Company to receive a percentage of the revenues that are generated by certain of the functions and content on the terminals. The terminals are programmed to transmit activity data to the Company's accounting system, which will generate on a monthly basis machine detail statements reporting the revenues by feature, as well as, invoices to the operators for PlayNet's share of the earnings. The Company will recognize the revenues from its share of the terminals' earnings upon invoicing the customer. However, the Company will estimate and record a provision for uncollectible receivables and will periodically assess the provision based upon actual collection experience. No usage revenues have been recorded to date, as the Company has shipped no further terminals since the April 1997 system failure. In the interim, while the Company has certain terminals in the field connected, it views all such collections and usage revenues as being of a test nature.

NOTE 3 - INVENTORIES

Inventory is stated at the lower of cost or market. At July 31, 1997, inventory consisted of $1,267,407 in finished goods, $938,280 in components and assembly costs and $137,500 in completed units used for demonstration and test purposes for the Company's PLAYNET WEB networked entertainment terminals (see Note 5).

NOTE 4 - FINANCING

On December 30, 1996, the Company entered into a bridge financing agreement with Allen & Company Incorporated ("Allen") pursuant to which Allen acted as the Company's placement agent in the sale of senior secured notes for aggregate gross proceeds of up to $18,000,000, subject to achievement of certain prescribed operating targets. Through July 31, 1997 the Company had received gross proceeds of $3,250,000. The promissory notes related thereto bear interest at a rate of 12% per annum payable on the maturity date of the note. As partial consideration for the issuance of these notes, the ten holders of these notes were granted warrants to purchase an aggregate of 650,000 shares of the Company's common stock at an exercise price of between $5.00 and $7.50 per share and exercisable six months from the date of the note through December 21, 1997. The Company has been served notice of a technical default under the terms of the agreement. It is unlikely that the Company will draw down on the balance of the funds available under this agreement.

On March 6, 1997, the Company entered into a short term revolving line of credit for the total principal sum of $850,000 subject to a draw down and repayment schedule bearing a repayment premium of 15%. As of July 31, 1997, the Company had received the total $850,000 in draw down payments and made principal repayments in the amount of $582,500, pursuant to the terms of the line of credit. As consideration for this line of credit, the holder received a security interest in certain purchase orders for the PLAYNET WEB product and warrants to purchase 66,000 shares of the Company's common stock at an exercise price of $8.625 per share, the closing price per share of the Company's common stock as quoted on the Nasdaq Small Cap Market. On July 31, 1997, the repayment schedule of this instrument was extended and, in consideration thereof, the holder shall receive an additional 5% premium on the outstanding balance and additional warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $7.50 per share.

In April 1997, the Company also raised an additional $1,750,000 through the issuance of short-term promissory notes which bear interest at the rate of 10% per annum and are due and payable on the earlier of (i) the closing of an Offering, as defined, or (ii) June 30, 1997. Certain of the Company's purchase orders for its PlayNet Web terminals collateralize these notes. As partial consideration for the issuance of the notes, the holders also received warrants to purchase an aggregate of 175,000 shares of the Company's Common Stock. Warrants to purchase 125,000 shares have an exercise price per share of $7.50 and warrants to purchase 50,000 shares have an exercise price of $7.00 per share. Under agreements of July 30, 1997 these notes were converted into the Common Stock of the Company at a price of $1.275 per share.

To the current date, the Company has recorded an aggregate deferred charge of $2,126,020 related to the issuance of warrants to purchase an aggregate of 911,000 shares of its common stock pursuant to the bridge financing arrangement between the Company and senior secured note holders and other short term line of credit note holders. Through July 31, 1997, the Company recorded $872,379 of interest expense in connection with the amortization of these deferred charges.

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

(a) EQUITY TRANSACTIONS

In July, 1997 the Company received a total of $300,000 in investment capital from an existing shareholder for the purchase of 600,000 shares of PlayNet Common Stock at $0.50 per share.

On July 29, 1997, the Company entered into an agreement with Access America, Inc. of New Orleans, Louisiana for the broadcast of advertising material promoting the Company's products in exchange for the issuance of convertible preferred shares convertible into the Company's Common Stock amounting to $12,500,000. This agreement terminated automatically on August 5, 1997, on the delisting of the company's Common Stock from the Nasdaq SmallCap Market.

(b) CONVERSION OF PROMISSORY NOTES

Under agreements of July 30, 1997, $4,010,000 of Promissory Notes were converted into a total of an aggregate of 3,145,000 shares of Common Stock at $1.275 per share. These Promissory Notes included $1,500,000 of Purchase Order Financing Promissory Notes, and $1,750,000 of Senior Secured Notes.

(c) STOCK SUBSCRIPTION AGREEMENTS

On July 30, 1997, the Company had received a $2,000,000 capital investment commitment from an unrelated third party through the private sale of its securities in transactions exempt from the registration requirements of the Securities Act of 1933. Due in large part to the delisting of the Company's securities from the Nasdaq SmallCap Market, the prospective investor did not advance the capital in the time required under the commitment and the Company did not proceed with the transaction.

On July 18, 1997, the Company engaged Intercontinental Holding Company, Ltd. as an advisor with respect to a $2,000,000 Convertible Preferred Stock Offering. Due in large part to the delisting of the Company's securities from the Nasdaq SmallCap Market, discussions with potential investors were unsuccessful and the Company did not proceeds with these Private Placements.

On August 20, 1997, the Company consummated a $625,000 One Year Senior Subordinated 12% Convertible Redeemable Debenture Offering with Arcadia Mutual Fund, Inc. for a subscription price of $500,000.

NEGOTIATIONS WITH DEBENTURE HOLDER--SOUTHBROOK

The Company is in active restructuring negotiations at this time with the holder of a $3,750,000 Convertible Debenture. These negotiations encompass the withdrawal of a notice of default under the terms of the Debenture.

NEGOTIATIONS WITH SENIOR SECURED PROMISSORY NOTES HOLDER--ALLEN AND COMPANY

The Company is in active restructuring negotiations at this time with the holder of $1,500,000 of Senior Secured Promissory Notes. These negotiations encompass the withdrawal or agreement to waive a notice of technical default under the terms of these Notes.

NEGOTIATIONS WITH LENDER OF SECURED LINE OF CREDIT--COMLEASE

The company is in active restructuring negotiations at this time with the lender of a $850,000 Line of Credit under which $623,000 is currently outstanding.

NOTE 5 - HARDWARE SALES

On February 22, 1997, the Company launched its PLAYNET WEB networked entertainment terminals. Through July 31, 1997, the Company had shipped 537 PLAYNET WEB terminals. Of these, the Company recorded net sales totaling $340,740 representing 152 units, consistent with its revenue recognition policy, for which payment had been received or for which financing had been completed. The remaining 385 shipped units require refurbishment, and no further revenue has been recognized to date. As part of the recognition of the restructuring and refurbishment program, the Company has taken an additional $300,000 provision through the Consolidated Statement of Operations for the Quarter ending July 31, 1997.

NOTE 6 - COMMITMENTS

(a) INTERNET SERVICE PROVIDER
In February 1997 the Company finalized a one-year renewable agreement with IBM Global Services ("IBM") for delivery of Internet dial up access services. Negotiations with IBM for a long-term commitment for the delivery of server farm management services and increased dial up access services are still in process. In connection therewith, the Company agreed, that in the event the parties do not enter into an agreement relating to the services contemplated, it will reimburse IBM for reasonable, documented costs and expenses actually incurred by IBM in an effort to implement the services in accordance with the Company's scheduled timeline, the amount of which is not to exceed $500,000. Payment terms and amortization periods related thereto are to be determined as part of the negotiation process. As of July 31, 1997, IBM had substantially completed the delivery of the contracted Internet dial up access services and, in connection, therewith, the Company recorded a charge of $500,000 for network services. IBM is actively working with the Company on its restructuring and re-launch program.

(b) FINANCIAL SERVICES AGREEMENT
On April 29, 1997, the Company engaged LKB Financial LLC ("LKB") to provide financial advisory services, including identifying and introducing the Company to prospective investors and assisting in the negotiations of the terms of any resulting financial transaction. Through LKB, the Company contacted and, on May 20, 1997, closed a financing transaction with Southbrook International Investments, Ltd. ("Southbrook") as described below (the "Southbrook Transaction"). As compensation for its services in connection with the Southbrook Transaction, the Company paid a $400,000 cash fee to LKB and issued to LKB warrants to purchase 200,000 shares of Common Stock at an exercise price of $6.88 per share (subject to certain adjustments) at any time between May 20, 1998 and April 1, 2000. (See Note 4.)

NOTE 7 - DELISTING FROM NASDAQ SMALLCAP MARKET

On July 31, 1997, the Company submitted a Form 8K to Nasdaq as filed with the SEC on August 1, 1997, as evidence that the Company had met the required terms of the limited time listing exception to the capital and surplus requirements set forth in NASD rule 4310 (c)(03) as granted by a Nasdaq Listing Hearing Panel on July 11, 1997. On August 5, 1997, the Nasdaq Panel determined not to accept that the Company had met those terms, and the Company's securities were subsequently delisted from the Nasdaq SmallCap Market effective with the close of business on that day. The Common Stock of the Company continues to be traded on the Over The Counter Market.


NOTE 8 - CAPITALIZED SOFTWARE

In connection with its quarterly review procedures, management evaluates the recoverability of its intangible assets based on projected future revenue streams and financial results for each of the related products. In early April 1997, the Company experienced system failure based on unexpected software incompatibility, which has subsequently been corrected. As a result of this system failure, management revised its revenue projections for the PLAYNET WEB product. In connection therewith, the Company recorded a charge in the amount of $389,171 to reflect the impairment of this asset. The Company continuously reviews the need for any provisions or charges relating to the recovery of capitalized software costs.

NOTE 9 - EVENTS SUBSEQUENT TO JULY 31, 1997

On October 13, 1997, Mr. Mark S. Lewis resigned as a Director of the Company. Mr. Lewis cited the pressure of his other professional commitments as the reason for his resignation.

Between October 9, 1997, and November 3, 1997, the Company received $255,000 in investment capital in five separate transactions for the purchase of PlayNet Common Stock at $0.30 to $0.40 per share.

On October 4, 1997, the Line of Credit facilities with Merchants Bank of New York were closed out, and the principal outstanding of $406,000 and all accrued interest paid off in full from deposits held in Merchants Bank of New York.

CHANGES IN OFFICERS OF THE COMPANY

On September 3, 1997, Mr. Shmuel Cohen, Chairman of the Board Of Directors, President and Chief Executive Officer of the Company, recommended to the Board of Directors that Nolan K. Bushnell be appointed Chief Executive Officer of the Company. At the same meeting, the Board of Directors approved the appointment of Mr. Bushnell, but Mr. Bushnell subsequently decided to remain as Director of Strategic Planning. Mr. Cohen will, at the request of the Board of Directors, remain as Chief Executive Officer of the Company. At the same September 3, 1997 meeting, the Board of Directors also confirmed the appointment of Mr. Stuart Aarons as acting Vice President - Finance, following the resignation on July 30, 1997 of Mr. Glenn P. Sblendorio as Executive Vice President and Chief Financial Officer.

CONTINGENCY FOR CLOSING NEW YORK CITY HEADQUARTERS OFFICE
Effective June 30, 1997, the Company located its corporate headquarters to its California facility to maximize the use of its assets and more efficiently manage the business. At that time the New York City headquarter offices were closed. In connection with this decision, in the second quarter of fiscal 1997 the Company recorded a charge in the amount of $394,477 related to moving expenses, lease settlements and severance payments.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

A number of statements contained in this report are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied herein. These risks and uncertainties include but are not limited to the recent development and commencement of operations; dependence on new products; risks related to technological factors; dependence on certain third party vendors and on the Internet; and other risks described in the Company's Registration Statement on Form S-1 filed on October 16,
1996. Notice of withdrawal of this Registration Statement has been filed with the SEC.

OVERVIEW

The Company designs, develops and sells entertainment systems which include pay-per-play electronic game, entertainment and music juke box terminals networked over the Internet. The Company's primary product, PLAYNET WEB, is designed to accept both cash and credit cards, has touch screens, user-friendly interfacing and comes pre-loaded with the Company's proprietary software and other licensed content. The market for the Company's products includes bars, theme bars and restaurants, hotel and restaurant chains, coffee cafes, theme parks, studio stores, gyms, airport lounges and new "cyber" establishments. The products are intended to run on MICROSOFT WINDOWS NT platform networked by IBM GLOBAL SERVICES.

CURRENT OPERATIONS

Through July 1997, the Company shipped 537 PLAYNET WEB entertainment terminals. The 537 units aggregated potential revenues of approximately $1.15 million, to be accounted for in accordance with the Company's revenue recognition policy. Additionally, the Company currently has purchase orders outstanding for the shipment of another 3,156 terminals, which is expected to generate sales of approximately $7.1 million. However, in early April 1997 the Company experienced system failure based on unexpected software incompatibility, the malfunction being triggered by the daylight savings time change. To date, this malfunction has been corrected, but terminal sales have yet to be resumed.

On May 20, 1997, the Company entered into a non-binding agreement with Tournament Associates, Inc. ("TAI") relating to a joint venture that will operate computerized poker tournaments through retail locations in Pennsylvania. This agreement has subsequently lapsed, and the Company does not anticipate attempting to renew this agreement.

Effective June 30, 1997, the Company relocated its corporate headquarters to its California facility to maximize the use of its assets and more efficiently manage the business. At that time the New York City headquarter offices was closed. In connection with this relocation, the Company recorded a one-time charge of $394,477 in the second quarter for expenditures related to the closing of the New York office.

Subsequent to July 31, 1997, as part of its overall operational re-organization, the Company experienced two substantial rounds of full time employee law-offs, laying off more than half of the existing personnel after the New York office closure. The Company is presently evaluating its full and part time and future employee requirements.

COMPARISON OF THE NINE MONTH PERIOD ENDED JULY 31, 1997 VS. JULY 31, 1996

Consolidated net revenues for the nine months ended July 31, 1997 were $353,820 as compared to revenues of $198,349 for the same period in 1996. In 1997 revenues were primarily attributable to the sale of the PLAYNET WEB terminals, which was initially shipped in February 1997. For the same period in 1996 the Company received revenues primarily from its software development activities. Royalties on the Company's consumer products represented 4% and 3% of total revenues in 1997 and 1996, respectively.

In connection with the sales of the PLAYNET WEB terminals in the period ended July 31, 1997, the Company recorded costs of goods sold in the amount of $990,455, which resulted in a gross loss on sales of $636,635. The cost of each unit sold is recorded using a standard cost method. Inventories are reconciled quarterly and variances are recorded to a costs of sales variance account. Approximately $513,000 of the costs of goods sold is directly attributable to the costs of the units shipped, including the costs of parts, assembly and software licenses. Approximately $300,000 is related to non-production charges incurred from the manufacturer for minimum production levels that were not achieved. In connection with the physical count of the inventory at July 31, 1997, the Company recorded a charge to the costs of sales variance account of approximately $ 169,000. Pursuant to the Company's revenue recognition policy and in connection with the sale of 152 PLAYNET WEB terminals, a warranty reserve of $7,585, representing 2% of gross sales, was recorded. The Company has recorded a $300,000 provision during the quarter ended July 31, 1997 to reflect the impairment to the terminal sales program.

Selling, general and administrative expenses for the nine months ended July 31, 1997 increased to $5,962,066 as compared to $3,969,500 for the nine months ended July 31, 1996. Of the total selling, general and administrative expenses for 1997, $1,984,497 or 35% related to salaries and benefits as compared to approximately $990,715 or 25% for the prior period. This increase was attributable to an increase of 40 personnel from July 31, 1997 as compared to July 31, 1996, the increase being primarily executive and professional staff, to support the Company's preparations for the development and commercial launch of its networked entertainment terminal products.

Occupancy expense for the current period amounted to $470,062 as compared to $257,127 for the same period in 1996. This increase is related to the leasing of additional office space in the Company's New York office and an engineering and design facility in California, which was occupied beginning in April 1996. Of the total selling, general and administrative expenses, occupancy expense represents 8% and 6% for the nine months period under review in 1997 and 1996, respectively.

Amortization and depreciation expenses related to equipment and furniture totaled $106,810 and $45,895 respectively, for the nine months ended July 31, 1997 and 1996. The increase of approximately $61,000 resulted primarily from the capital expenditures in fiscal years 1997 and 1996 related to the acquisition of equipment and leasehold improvements as the Company developed the infrastructure necessary to achieve its business objectives.

Other selling, general and administrative expenses for the 1997 period under review total approximately $3,100,000 as compared to approximately $2,675,000 for the same period in 1996. Included in these other expenses is $1,078,454 related to professional and consulting services, of which $734,560 was for financial consulting services and $343,894 was for legal and accounting
services, primarily related to the financing of the Company.   In the same
period of 1996, other expenses related to professional fees totaled approximately $ 925,000 of which $380,000 was primarily attributable to the acquisition of Borta and the development of related business plans and funding. Travel and entertainment expenditures decreased in 1997 to $385,000 as compared to $621,000 in 1996. This decrease in travel and related expenditures is due to the development of the Company's infrastructure in its California and Virginia offices. Insurance expenses increased to $241,816 in 1997 as compared to $93,257 in 1996. This is attributable to the additional coverage necessary to insure the additional facilities, equipment and personnel of the business as it has grown significantly from the period under review in 1996 versus the same period in 1997. In the nine months ended July 31, 1997 the Company incurred expenses totaling approximately $387,000 related to its marketing activities. Also in the period ended July 31, 1997, the Company recorded one-time charges in the amount of $394,477 related to the relocation of its New York offices and in the amount $178,000 related to the settlement of certain vendor disputes.
In the period ended July 31, 1996, the Company recorded a one-time reorganization charge in the amount of $200,000. The balance of approximately $322,000 of other expenses for the 1997 period under review are primarily attributable to the increase in office and related expenses necessary to support the increase in the general corporate activity.

Research and development costs for the nine months ended July 31, 1997 increased to $7,120,196 as compared to $2,781,019 for the comparable period in 1996. This increase was attributable to (i) an increase in payroll expenses from approximately $1,510,000 in 1996 to $3,725,000 in 1997, reflecting an increase in personnel to 75 as of July 31, 1997 from 35 as of July 31, 1996;
(ii) $548,000 attributable to network development, of which $500,000 is related to the commitment to IBM for Internet access services; and (iii) increased travel and related expenditures in the amount of $404,000 for testing of prototypes, exhibition at trade shows and the development of distribution networks. In addition for the nine months ended July 31, 1997, the Company recorded $313,000 of amortization and depreciation expenses primarily for additional equipment and furniture acquisitions, an increase of approximately $169,000 over the comparable period in 1996. Approximately $398,000 of expenditures for outside services, such as personnel placement agencies, independent contractors for programming and writing manuals was recorded for the nine months period ended July 31, 1997. There were also expenditures of approximately $82,000 for hardware and software requirements in the current period under review. Additionally, approximately $400,000 of other expenditures related to the increased number of personnel and facilities, such as telephone services, office supplies and services was recorded in the current period.

The increase of $1,544,420 in amortization of capitalized software costs expense from the comparable period in 1996 to 1997 is related to the change (reduction) in the estimated life of the Company's capitalized software asset, which occurred at October 31, 1996 and has resulted in a higher monthly amortization. Also, in the second quarter of 1997, the Company recorded an additional impairment of its capitalized software asset in the amount of $389,171, as a result of an unexpected software incompatibility with the PLAYNET WEB terminals. (See Current Operations.)

Interest expense net of interest and other income for the nine months ended July 31, 1997 was $2,031,204 as compared to $128,777 for the same period in the prior year. This increase is primarily attributable to interest recorded in connection with the convertible, promissory, and bridge financing notes in the amount of $755,836 and to the amortization of deferred financing charges related to the issuance of warrants in the amount of $1,272,379.

COMPARISON OF THE QUARTER ENDED JULY 31, 1997 VS. JULY 31, 1996

Consolidated revenues for the three months ended July 31, 1997 were $3,853 as compared to revenues of $12,311 for the same period in 1996. In the three month period, shipments of the Company's PlayNet Web terminals due to the software problems experienced in late April, 1997. For the same period in 1996 the Company received revenues primarily from the its software development activities. Royalties on the Company's consumer products represented 100% and 29% of total revenues in 1997 and 1996, respectively.

Selling, general and administrative expenses for the three months ended July 31, 1997 increased to $2,212,589 as compared to $1,971,831 for the three months ended July 31, 1996. Of the total selling, general and administrative expenses for 1997, $602,703 or 32% related to salaries and benefits as compared to $410,644 or 21% for the prior period under review. This includes a $300,000 provision taken by the Company to reflect the impairment to the terminal sales program. This increase in payroll expense was attributable to an increase of 40 personnel from July 31, 1997 as compared to July 31, 1996, the increase being primarily executive and professional staff, to support the Company's preparations for the development and commercial launch of its networked entertainment terminal products.

Occupancy expense for the current period amounted to $170,025 as compared to $91,744 for the same period in 1996. This increase is related to the additional office space in the Company's New York office which was occupied through June 1997. Of the total selling, general and administrative expenses, occupancy expense represents 9% and 5% for the three months period under review in 1997 and 1996, respectively.

Amortization and depreciation expenses related to equipment and furniture totaled $60,121 and $13,132 respectively, for the three months ended July 31, 1997 and 1996. While there was an increase in the capital expenditures in fiscal years 1997 and 1996 related to the acquisition of equipment and leasehold improvements required to develop the infrastructure necessary for the Company to achieve its business objectives, certain assets were fully depreciated within the periods under review and certain assets were reclassified in subsequent periods to better reflect the nature of those assets.

Other selling, general and administrative expenses for the three month period ended July 31, 1997 total approximately $1,080,000,000 as compared to approximately $1,456,000 for the same period in 1996. Included in these other expenses is approximately $550,000 related to professional and consulting services, of which $425,000 was for financial consulting services and $125,000 was for legal and accounting services, primarily related to the financing of
the Company.   In the same period of 1996, other expenses related to
professional fees totaled approximately $925,000, of which $173,000 was primarily attributable to the acquisition of borta and the development of related business plans and funding. Travel and entertainment expenditures decreased in 1997 to $164,000 as compared to $276,000 in 1996. This decrease in travel and related expenditures is due to the development of the Company's infrastructure in its California and Virginia offices. Insurance expenses increased to $87,228 in 1997 as compared to $20,905 in 1996. This is attributable to the additional coverage necessary to insure the additional facilities, equipment and personnel of the business as it has grown significantly from the period under review in 1996 versus the same period in 1997. In the three months ended July 31, 1997 the Company incurred expenses totaling approximately $126,000 related to its marketing activities. Also in the period ended July 31,

1997, the Company recorded one-time charges of $78,000 related to the settlement of certain vendor disputes. The balance of approximately $73,000 of other expenses for the 1997 period under review are primarily attributable to the increase in office supplies and related expenses necessary to support the increase in the general corporate activity.

Research and development costs for the three months ended July 31, 1997 increased to $3,110,074 as compared to $1,267,725 for the comparable period in 1996. This increase was attributable to (i) an increase in payroll expenses from approximately $704,000 in 1996 to $1,558,000 in 1997, reflecting an increase in personnel to 75 as of July 31, 1997 from 35 as of July 31, 1996;
(ii) recruiting fees related to the increase in personnel; and (iii) increased travel and related expenditures in the amount of $110,000 for testing of prototypes, exhibition at trade shows and the development of distribution networks. In addition for the three months ended July 31, 1997, the Company recorded $137,000 of amortization and depreciation expenses primarily for additional equipment and furniture acquisitions, an increase of approximately $114,000 over the comparable period in 1996. Approximately $200,000 of expenditures for outside services, such as personnel placement agencies, independent contractors for programming and writing manuals was recorded for the three months period ended July 31, 1997. There were also expenditures of approximately $82,000 for hardware and software requirements in the current period under review. Additionally, approximately $351,000 of other expenditures related to the increased number of personnel and facilities, such as telephone services, office supplies and services, was recorded in the current period under review.

The increase to $673,896 in amortization of capitalized software costs expense from $288,813 for the comparable period in 1996 to 1997 is related to the change (reduction) in the estimated life of the Company's capitalized software asset, which occurred at October 31, 1996 and has resulted in a higher monthly amortization.

Interest expense net of interest and other income for the three months ended July 31, 1997 was $1,061,641 as compared to $60,358 for the same period in the prior year. This increase was primarily attributable to interest recorded in connection with the convertible, promissory, and bridge financing notes in the amount of $410,390 and to the amortization of deferred financing charges related to the issuance of warrants in the amount of $658,187.


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

The Company has two revolving credit facilities with The Merchants Bank of New York in an aggregate amount of up to $500,000. As of July 31, 1997, the Company had drawn $406,000 upon these, of which $250,000 is collateralized by a certificate of deposit. Both of these facilities have been renewed for a one-year term expiring on May 20, 1998 and bearing interest at rates of 7% and 1.5% over the prime rate (10%) per annum. Both of these facilities were closed in October, 1997. All interest and principal were paid off in full from deposits held in The Merchants Bank of New York.

As of July 31, 1997, the Company had outstanding notes in the aggregate principal amount of $2,106,500 which matured on May 30, 1997, were subsequently extended to July 31, 1997. One promissory note, in the principal amount of $260,000, requires quarterly payments of interest each in the amount of $13,000 on April 1, July 1, October 1 and January 1; one promissory note in the principal amount of $500,000, bears interest at a rate of 10% per annum; one promissory note in the principal amount of $500,000, bears interest at a rate of 12% per annum; five refundable options to purchase Common Stock in the amount off $516,500 bearing interest at a rate of 12% per annum. Under agreements of July 30, 1997 the two $500,000 promissory notes were converted into the Company's Common Stock at $1.275 per share.

payable on demand; and one promissory note, in the principal amount of $330,000, bears interest at the prime rate. The Company has agreed, if a holder of any of the forgoing notes so elects, to issue shares of common stock in full payment (in lieu of cash) of the principal amount of each of these notes, based on a price of $5.50 per share, representing an aggregate of 383,000 shares. Under agreements of July 30, 1997 $1,000,000 in principal of these notes were converted into the Company's Common Stock at a price of $1.275 per share. The holders of two of the promissory notes that have been paid in full earlier were granted options to purchase a total of 101,818 additional shares of Common Stock at an exercise price of $5.50 per share. The holder of one promissory note was also granted an option to purchase 60,000 additional shares of Common Stock at an exercise price of $5.50 per share.

In December 1996, the Company entered into a bridge financing arrangement with Allen & Company Incorporated (Allen) pursuant to which Allen acted as the Company's placement agent in connection with the sale of senior secured notes and warrants for aggregate gross proceeds of up to $18,000,000, subject to the achievement of certain prescribed operating targets. The Company had received gross proceeds of $3,250,000 pursuant to the conditions of the Bridge financing. These Bridge Notes bear interest at the rate of 12% per annum and become due and payable on the earlier of (i) the closing of any public offering of common stock with gross proceeds of at least $15,000,000 or any privately arranged financing transaction or series of transactions raising aggregate proceeds of at least $15,000,000 or (ii) one year from the date of each Bridge Note. As partial consideration for the issuance of these notes, the ten holders also received warrants to purchase an aggregate of 650,000 shares of the Company's Common Stock at an exercise price of between $5.00 and $7.50 per share and exercisable six months from the date of the note through December 31, 1997. In the event that Allen is unsuccessful in completing the bridge financing or if the Company does not achieve its targets, the Company has received a commitment from a principal stockholder to fund a minimum of an additional $4,900,000 of capital and/or convertible debt during 1997, of which $1,500,000 has been received through July 31, 1997. The Company is currently in negotiations with Allen regarding a restructuring of this arrangement.

On March 6, 1997, the Company entered into a short term revolving line of credit for a total principal sum of $850,000 subject to a draw down and repayment schedule bearing a repayment premium of 15%. As of July 31, 1997, the Company had received $850,000 in draw down payments and made repayments in the amount of $189,750, pursuant to the terms of the line of credit, of which $165,000 was the principal. As consideration for this line of credit, the holder received a security interest in certain purchase orders for the PLAYNET WEB product and warrants to purchase 66,000 shares of the Company's common stock at a price per share equal to the closing price of $8.625 of the Company's common stock as quoted on the Nasdaq Small Cap Market. As consideration for the extending the maturity date of the line of credit note to July 31, 1997, the holder shall receive an additional 5% repayment premium and additional warrants to purchase another 20,000 shares of the Company's Common Stock at a price of $7.50 per share. The Company is currently in negotiations with the lender regarding restructuring of this facility.

In April 1997, the Company also raised an additional $1,750,000 through the issuance of short-term promissory notes which bear interest at the rate of 10% per annum and were due and payable on June 30, 1997. Certain of the Company's purchase orders for its PLAYNET WEB terminals collateralize these notes. As partial consideration for the issuance of the notes, the holders also received warrants to purchase an aggregate of 175,000 shares of the Company's Common Stock. Warrants to purchase 125,000 shares have an exercise price per share of $7.50 and warrants to purchase 50,000 shares have an exercise price of $7.00 per share. Under agreements of July 30, 1997, these notes were converted into the Common Stock of the Company at a price of $1.275 per share.

On April 29, 1997, the Company engaged LKB Financial LLC ("LKB") to provide financial advisory services, including identifying and introducing the Company to prospective investors and assisting in the negotiation of the terms of any resulting financial transaction. Through LKB, the Company contacted and, on May 20, 1997, closed a financing transaction with Southbrook International Investments, Ltd. ("Southbrook") as described below (the "Southbrook Transaction"). As compensation for its services in connection with the Southbrook Transaction, the Company paid a

$400,000 cash fee to LKB and issued to LKB warrants to purchase 200,000 shares of Common Stock at an exercise price of $6.88 per share (subject to certain adjustments) at any time between May 20, 1998 and April 1, 2000.

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

The Company is currently in active negotiations with Southbrook for the restructuring of this financing.

In July, 1997, the Company received a total of $300,000 in investment capital from an existing shareholder for the purchase of 600,000 shares of PlayNet Common Stock at $0.50 per share.

Under agreements of July 30, 1997 $4,010,000 of Promissory Notes, all held by existing shareholders, were converted into a total of an aggregate of $3,145,000 shares of Common Stock at $1.275 per share. These Promissory Notes included $1,500,000 of Purchase Order Financing Promissory Notes, $1,750,000 of Senior Secured Notes, and $760,000 of Unsecured Notes.

The price upon which any options or warrants to purchase additional shares of the Company's Common Stock associated with these Promissory Notes was uniformly reduced to $2.00 per share, and the exercise period of any such options or warrants extended to December 31, 1998.

The Company, as of July 31, 1997, had a working capital deficiency of $14,608,583. Furthermore, in its continuing transition from the development stage to the commercial operating stage, the Company's losses are expected to continue as a result of expenditures required to continue network and software development efforts and re-commence marketing and sales activities. The Company has begun a cost reduction program to offset some of the necessary increases in expenses. The Company has decided to close the New York City headquarters office. This decision was made primarily in response to management's belief that it is in the best interest of the organization to consolidate the functions of each of these facilities at one location. However, the decision to close the New York City office also addresses the issue of reducing the cost structure of the organization. It is estimated that this decision could reduce the general and administrative costs of the organization approximately $1.0 million annually. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing.

At the recommendation of its investment bankers, the Company has withdrawn the filing of its amended Form S-1 due to certain operational issues, as described earlier. Consequently, the Company is actively pursuing alternative financing options. The net proceeds from alternative financing options may not be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next twelve months. The delisting of the Company's securities from the Nasdaq SmallCap Market has significantly increased the difficulty for the Company in raising additional investment capital. Such capital is absolutely necessary to meet core operational obligations and complete the re-launch of the PlayNet Web networked entertainment system. Despite material overhead reductions, including the closure of the New York corporate headquarters and two subsequent rounds of employee layoffs, the Company has continued to face very significant payables pressures. While the Company has been encouraged by the willingness of certain creditors to consider payment programs, payment moratoriums, and conversion of portions of debt into equity, the Company urgently needs additional investment capital to recommence revenue generating operations and restructure its liabilities. There can be no assurance that additional capital will be available to the Company on either an adequate or timely enough basis for the Company to complete its reorganization, and such unavailability would result in a material adverse effect on the Company's business, financial condition and results of operations.

PART II   OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

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

(b) The Company and MicroLeague Multimedia, Inc. ("MMI") have begun the arbitration proceedings related to the demand for arbitration filed by MMI on or about December 24, 1996 alleging breach of a licensing/co-development agreement between the parties. The Company and MMI have agreed to a settlement in principle, and arbitration proceedings will be terminated as soon as agreement documentation has been executed.

(c) The Company is currently a defendant in a number of collection actions, the total awards being sought in these actions being $1,034,284.89. The Company has retained expert Counsel in these matters, but recognizes that certain payments and payment programs may have to be put into effect to satisfy potential judgements against the Company.

ITEM 2 - REGULATORY MATTERS

The Company has failed to fund certain employee benefits, including medical insurance and 401k contributions, in violation of the Federal ERISA laws. The Company intends to promptly remedy all of these violations, including any and all penalty payments, on receipt of the capital investment proceeds from capital investment transactions under negotiation at this time. The Company has also failed to fund certain payrolls, which is a violation of Federal Department of Labor Laws.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly signed.

Dated: November 12, 1997



                           PLAYNET TECHNOLOGIES, INC.
                           (Formerly known as Aristo International Corporation)


                           By: \s\ Shmuel Cohen
                              ---------------------------------
                                Shmuel Cohen
                                President


                           By: \s\ Stuart Aarons
                              ---------------------------------
                                Stuart Aarons
                                Acting Vice President - Finance